Form 10-Q
period 1995-12-31
RIVAL CO
filed 1996-01-26
CIK 860194

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C.  20549

                                   FORM 10-Q



( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended DECEMBER 31, 1995.

                                      OR

( _ ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________

Commission file number 0-20274
                       -------

                               THE RIVAL COMPANY
-----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


             Delaware                                   43-0794462
-----------------------------------------    --------------------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)


800 E. 101st Terrace, Kansas City, MO                      64131
-----------------------------------------    --------------------------------
(Address of principal executive offices)                (Zip Code)


                                (816) 943-4100
-----------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


                                Not applicable
-----------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            (l)    Yes    X    No
                        -----      -----

            (2)    Yes    X    No
                        -----      -----

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

            As of December 31, 1995, the registrant had 9,725,037 shares of common stock, par value $.01 per share, outstanding.

                               THE RIVAL COMPANY
                                   FORM 10-Q
                        QUARTER ENDED DECEMBER 31, 1995


                                     INDEX


PART I. -  FINANCIAL INFORMATION                                        Page

ITEM 1.  Financial Statements

     (1)  Condensed Consolidated Financial Statements (unaudited):

          Condensed Consolidated Balance Sheets as of December 31,
          1995, December 31, 1994 and June 30, 1995.                      3

          Condensed Consolidated Statements of Earnings for the three
          months and six months ended December 31, 1995 and 1994.         4

          Condensed Consolidated Statements of Cash Flows for the
          six months ended December 31, 1995 and 1994.                    5

     (2)  Notes to Condensed Consolidated Financial Statements.           6

ITEM 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.                                       7

PART II. - OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders              8

ITEM 6.  Exhibits and Reports on Form 8-K                                 9

                         PART I - FINANCIAL INFORMATION

                       THE RIVAL COMPANY AND SUBSIDIARIES
                             -----------------------
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                  December 31, 1995 and 1994 and June 30, 1995
                             (amounts in thousands)
                                  (unaudited)


                                         12/31/95     12/31/94     6/30/95
                                         --------     --------     -------


ASSETS

  Currents assets:
    Cash                                 $    461     $    553    $    193
    Accounts receivable                    86,612       61,053      43,492
    Inventories                            74,092       43,982      81,104
    Deferred income taxes                     860          985         860
    Prepaid expenses                          621        1,156         835
                                         --------     --------    --------

      Total current assets                162,646      107,729     126,484

    Property, plant and equipment, net     27,096       21,405      27,072
    Goodwill                               47,374       38,165      48,186
    Other assets                            2,784        3,100       2,626
                                         --------     --------    --------

                                         $239,900     $170,399    $204,368
                                         ========     ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:
    Notes payable to banks               $ 53,900     $  9,700    $ 37,627
    Current portion of long-term debt       4,000        4,000       4,000
    Trade accounts payable                 17,209       11,605      14,972
    Income taxes payable                    3,020        2,104         577
    Other payables and accrued expenses    11,718        8,696       9,015
                                         --------     --------    --------

      Total current liabilities            89,847       36,105      66,191

    Long-term debt, less current portion   42,000       46,000      42,000
    Deferred income taxes                   2,372        2,237       2,372
    Deferred compensation                     226           --          --


    Stockholders' equity:
      Common stock                             97           93          97
      Paid-in capital                      45,368       40,196      45,366
      Retained earnings                    60,625       46,512      49,047
      Treasury stock, at cost                (310)        (310)       (310)
      Foreign currency translation
        adjustments                          (325)        (434)       (395)
                                         --------     --------    --------

        Total stockholders' equity        105,455       86,057      93,805
                                         --------     --------    --------

                                         $239,900     $170,399    $204,368
                                         ========     ========    ========


See accompanying notes to condensed consolidated financial statements.

                       THE RIVAL COMPANY AND SUBSIDIARIES
                            -----------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
   Three months and six months ended December 31, 1995 and December 31, 1994
                (amounts in thousands, except per share amounts)
                                  (unaudited)

                                            Three months ended         Six months ended
                                          ----------------------     ---------------------

                                           12/31/95     12/31/94     12/31/95     12/31/94
                                           --------     --------     --------     --------
Net sales                                   $97,450      $78,087     $171,347     $139,485
Cost of sales                                70,140       56,013      122,621       99,712
                                            -------      -------     --------     --------

Gross profit                                 27,310       22,074       48,726       39,773

Selling expenses                              9,987        8,176       18,573       14,869
General and administrative expenses           2,935        2,294        5,533        4,706
Amortization of goodwill                        406          317          812          634
                                            -------      -------     --------     --------

Operating income                             13,982       11,287       23,808       19,564

Interest expense                              1,684        1,125        3,160        2,121
Other expense, net                              133           64          144           99
                                            -------      -------     --------     --------

Earnings before income taxes                 12,165       10,098       20,504       17,344
Income tax expense                            4,709        3,801        7,955        6,644
                                            -------      -------     --------     --------

Net earnings                                $ 7,456      $ 6,297     $ 12,549     $ 10,700
                                            =======      =======     ========     ========

Weighted average common and
  common equivalent shares
  outstanding                                 9,941        9,504        9,931        9,496
                                            =======      =======     ========     ========

Net earnings per common share               $  0.75      $  0.66     $   1.26     $   1.13
                                            =======      =======     ========     ========



    See accompanying notes to condensed consolidated financial statements.

                       THE RIVAL COMPANY AND SUBSIDIARIES
                            -----------------------
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            Six months ended December 31, 1995 and December 31, 1994
                             (amounts in thousands)
                                  (unaudited)



                                                         Six months ended
                                                        ------------------

                                                        12/31/95  12/31/94
                                                        --------  --------


Cash flows from operating activities:
  Net earnings                                           $12,549   $10,700
  Adjustments to reconcile net earnings to
    net cash used by operating activities:
      Depreciation and amortization                        3,576     3,467
      Other                                                  (15)       --
      Changes in assets and liabilities:
        Accounts receivable                              (43,120)  (26,296)
        Inventories                                        7,012     6,294
        Prepaid expenses                                     214      (104)
        Accounts payable and accruals                      4,940     2,181
        Income taxes payable                               2,443     1,698
                                                         -------   -------

      Net cash used by operating activities              (12,401)   (2,060)
                                                         -------   -------

Cash flows from investing activities:
  Capital expenditures                                    (2,510)   (1,980)
  Other                                                     (105)       96
                                                         -------   -------

      Net cash used by investing activities               (2,615)   (1,884)
                                                         -------   -------

Cash flows from financing activities:
  Net borrowings under
    working capital loans                                 16,273     5,100
  Payment of long term debt                                   --        --
  Dividends paid                                            (971)     (742)
  Other                                                      (18)       20
                                                         -------   -------
      Net cash provided by financing activities           15,284     4,378
                                                         -------   -------

Net increase (decrease) in cash                              268       434

Cash at beginning of period                                  193       119
                                                         -------   -------

Cash at end of period                                    $   461   $   553
                                                         =======   =======




    See accompanying notes to condensed consolidated financial statements.

                       THE RIVAL COMPANY AND SUBSIDIARIES
                            -----------------------
              Notes to Condensed Consolidated Financial Statements
            Six Months Ended December 31, 1995 and December 31, 1994

Note 1
------

In the opinion of Management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position of the Company as of December 31, 1995 and 1994 and the results of its operations and its cash flows for the six months ended December 31, 1995 and 1994. The June 30, 1995, condensed consolidated balance sheet has been derived from the audited consolidated financial statements as of that date. These financial statements have been prepared in accordance with the instructions to Form 10-Q. To the extent that information and footnotes required by generally accepted accounting principles for complete financial statements are contained in or consistent with the audited consolidated financial statements incorporated by reference in the Company's Form 10-K for the year ended June 30, 1995, such information and footnotes have not been duplicated herein.

Note 2
------

The results of operations for the six months ended December 31, are not indicative of the results to be expected for the full year due to the seasonal nature of the Company's operations.

Note 3 Inventories
------------------

The following is a summary of inventories at December 31, 1995 and 1994 and June 30, 1995 (in thousands):

                       Dec. 31, 1995   Dec. 31, 1994   June 30, 1995
                       --------------  --------------  --------------

Raw Materials             $27,806          $14,184         $33,221
Work in progress            3,203            2,028           1,741
Finished goods             47,815           31,457          49,924
                          -------          -------         -------
                           78,824           47,669          84,886

Less LIFO allowance        (4,732)          (3,687)         (3,782)
                          -------          -------         -------
                          $74,092          $43,982         $81,104
                          =======          =======         =======


Note 4 Subsequent Event
-----------------------

On January 2, 1996, the Company acquired 100% of the common stock of Fasco Consumer Products, Inc. ("FASCO"), from H.S. Investments, Inc., a subsidiary of BTR Dunlop, Inc. Fasco is a manufacturer of heating, ventilating and other convenience products that are distributed through wholesale and retail markets with annual sales of approximately $40 million.

The Company paid $23,532,000 in cash as consideration for the common stock of Fasco and a non-compete agreement from H.S. Investments Inc. and its affiliates. The source of the funds used by the Company to effect the acquisition was borrowings under its revolving credit agreement which was amended to increase the facility from $50 million to $75 million to accommodate the transaction.
The acquisition will be accounted for as a purchase and, accordingly, the purchase price will be allocated to Fasco's assets and liabilities based upon their respective fair values.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales were $97.5 million in the quarter ended December 31, 1995 compared to $78.1 million in the prior year. For the six months ended December 31, 1995, sales were $171.3 million compared to $139.5 million in the prior year. The largest sales increase was in the other electric appliance category which reflects sales of Patton Electric heaters and fans. Patton was acquired in April 1995 and contributed $6.0 million for the quarter and $21.0 million for the six month period. Massagers also had significant sales increases which contributed to the growth in other electric appliance sales. Kitchen heating appliances also recorded significant increases in volume due to higher sales of Crock Pot(R) slow cookers and toasters.

Sales by product category were as follows (in millions):


                                                           Three months ended         Six months ended
                                                          ---------------------     ---------------------

                                                          12/31/95     12/31/94     12/31/95     12/31/94
                                                          --------     --------     --------     --------
  Kitchen heating appliances                                 $48.4        $38.3       $ 78.8       $ 67.0
  Kitchen motor-driven appliances                             13.9         14.8         23.2         26.3
  Other electric appliances                                   27.9         18.2         55.3         33.0
  Water products                                               7.3          6.8         14.0         13.2
                                                             -----        -----       ------       ------
                                                             $97.5        $78.1       $171.3       $139.5
                                                             =====        =====       ======       ======


Gross profit was $27.3 million (28.0% of sales) for the quarter ended December 31, 1995 compared to $22.1 million (28.3% of sales) in the prior year. For the first six months of the current fiscal year, gross profit was $48.7 million (28.4% of sales) compared to $39.8 million (28.5% of sales) in the prior year. Raw material prices have stabilized following the dramatic increases experienced in the prior year.

Selling expenses were $10.0 million (10.2% of sales) for the quarter ended December 31, 1995 compared to $8.2 million (10.5% of sales) in the prior year. For the six months ended December 31, 1995 such expenses were $18.6 million (10.8% of sales) compared to $14.9 million (10.7% of sales) in the prior year. Selling expenses were virtually unchanged as a percentage of sales as the Company expanded its sales management in order to facilitate expected growth and also increased advertising expenditures for the fall.

General and administrative expenses were $2.9 million for the December 1995 quarter compared to $2.3 million in the prior year. For the six months ended December 31, 1995, general and administrative expenses were $5.5 million compared to $4.7 million in the prior year. The higher expenses reflect increases in product engineering as well as management and support personnel required because of recent and expected future growth.

Interest expense was $3.2 million for the six months ended December 31, 1995 compared to $2.1 million in the prior year as a result of higher borrowings required to finance the April 1995 acquisition of Patton Electric.

Net earnings for the quarter ended December 31, 1995 were $7.5 million ($0.75 per share) compared to $6.3 million ($0.66 per share) for the same period in the prior year. For the six months ended December 31, 1995, net earnings were $12.5 million ($1.26 per share) compared to $10.7 million ($1.13 per share) in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

The Company has in place $46 million of 6.42% unsecured term notes having a final maturity of January 2003 with required payments of $4 million per year in fiscal 1996 and 1997. Additionally, the Company has a $50 million, unsecured revolving credit facility which expires in June 1998 and bears interest at a floating rate of LIBOR plus .75%. In December 1995, the Company negotiated an additional $25 million commitment under the revolving credit facility effective through December 15, 1996. The Company used the proceeds to fund the acquisition of Fasco Consumer Products on January 2, 1996. As of December 31, 1995, the Company had approximately $20.0 million available under the working capital line.

During the six months ended December 31, 1995, the Company used $12.4 million of cash for operating activities. The Company historically requires a significant amount of cash each fall to fund its build-up in inventories and accounts receivable during its peak selling season. The extremely high sales volume during the second half of the December 1995 quarter resulted in a substantial increase in accounts receivable balances as of December 31, 1995. The cash required for the seasonal working capital is funded through borrowings on the working capital line.

The Company plans to make capital expenditures of approximately $5.0 million to $6.0 million during fiscal 1996. Management believes that cash generated from operations and its bank credit facility will be sufficient to meet its cash requirements for the foreseeable future.


                          PART II - OTHER INFORMATION
                          ---------------------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         A regular annual meeting of shareholders was held on December 13, 1995. Each of the Company's directors was elected to a one year term. The respective votes were as follows: Jack J. Culberg, 7,978,437 shares voted for election and 347,389 shares withheld votes; Thomas K. Manning, 8,197,216 shares voted for election and 128,610 shares withheld votes; William S. Endres, 8,197,216 shares voted for election and 128,610 shares withheld votes; Darrel M. Sanders, 8,197,016 shares voted for election and 128,810 shares withheld votes; William L. Yager, 8,156,579 shares voted for election and 169,247 shares withheld votes; Todd Goodwin, 7,997,991 shares voted for election and 327,835 shares withheld votes; John E. Grimm, III, 8,214,766 shares voted for election and 111,060 shares withheld votes; Lanny R. Julian, 8,214,616 shares voted for election and 111,210 shares withheld votes; Beatrice B. Smith, 8,215,466 shares voted for election and 110,360 shares withheld votes; Noel Thomas Patton, 8,197,016 shares voted for election and 128,810 shares withheld votes. Additionally, the shareholders voted to ratify the appointment of KPMG Peat Marwick as independent public accountants for the Company for the fiscal year ending June 30, 1996. The vote was 8,297,808 shares voted for ratification, 24,123 shares voted against ratification and 3,895 shares for which the vote was withheld.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

     (a) Exhibits.

         10(j) Fourth Amendment to Credit Agreement between the Company, the banks listed therein, and NationsBank of Texas, N.A. as agent.

         11      Schedule regarding computation of per share earnings.

     (b) Reports on Form 8-K.


         On January 16, 1996, the Company filed a Report on Form 8-K with respect to the acquisition of 100% of the stock of Fasco Consumer Products, Inc. The items reported on the Form 8-K were Item 2, Acquisition or Disposition of Assets and Item 7(c), Exhibits.



                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       THE RIVAL COMPANY


Dated:  January 26, 1996               By:  /s/ Thomas K. Manning
                                           -------------------------
                                       Thomas K. Manning
                                       President and CEO
                                       (Duly Authorized Officer)



Dated:  January 26, 1996               By:  /s/ William L. Yager
                                           -------------------------
                                       William L. Yager
                                       Senior Vice-President of
                                       Finance and Administration,
                                       Chief Financial Officer