Form 10-Q
period 1996-03-31
RIVAL CO
filed 1996-05-10
CIK 860194

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON D.C.  20549

                                   FORM 10-Q



[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 1996.

                                      OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from _____________________ to _______________________

Commission file number 0-20274
                       -------


                               THE RIVAL COMPANY
- -------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


               Delaware                                  43-0794462
- ---------------------------------------       ---------------------------------
    (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                   Identification No.)


    800 E. 101st Terrace, Kansas City, MO                      64131
- ----------------------------------------------      ---------------------------
   (Address of principal executive offices)                 (Zip Code)


                                (816) 943-4100
- --------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


                                Not applicable
- --------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

            As of April 26, 1996, the registrant had 9,726,047 shares of common stock, par value $.01 per share, outstanding.

                               THE RIVAL COMPANY
                                   FORM 10-Q
                         QUARTER ENDED MARCH 31, 1996


                                     INDEX

PART I. - FINANCIAL INFORMATION
                                                                         Page
ITEM 1.  Financial Statements

     (1)   Condensed Consolidated Financial Statements (unaudited):

           Condensed Consolidated Balance Sheets as of March 31,
           1996, March 31, 1995 and June 30, 1995.                          3

           Condensed Consolidated Statements of Earnings for the three
           months and nine months ended March 31, 1996 and 1995.            4

           Condensed Consolidated Statements of Cash Flows for the
           nine months ended March 31, 1996 and 1995.                       5

     (2)   Notes to Condensed Consolidated Financial Statements.            6

ITEM 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations.                                       8

PART II. - OTHER INFORMATION

ITEM 6.    Exhibits and Reports on Form 8-K                                 9

                         PART I - FINANCIAL INFORMATION

                       THE RIVAL COMPANY AND SUBSIDIARIES
                             -----------------------
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   March 31, 1996 and 1995 and June 30, 1995
                             (amounts in thousands)
                                  (unaudited)


                                           03/31/96   03/31/95   06/30/95
                                           --------   --------   --------
ASSETS

  Currents assets:
    Cash                                   $    320   $    214   $    193
    Accounts receivable                      55,809     34,586     43,492
    Inventories                              88,229     52,144     81,104
    Deferred income taxes                       860        985        860
    Prepaid expenses                          1,479        928        835
                                           --------   --------   --------

      Total current assets                  146,697     88,857    126,484

    Property, plant and equipment, net       36,242     21,733     27,072
    Goodwill                                 46,968     37,849     48,186
    Other assets                              6,499      2,943      2,626
                                           --------   --------   --------

                                           $236,406   $151,382   $204,368
                                           ========   ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:
    Notes payable to banks                 $ 56,200   $  4,000   $ 37,627
    Current portion of long-term debt         4,000      4,000      4,000
    Trade accounts payable                   17,376      9,364     14,972
    Income taxes payable                      1,821      1,032        577
    Other payables and accrued expenses       8,735      5,752      9,015
                                           --------   --------   --------

      Total current liabilities              88,132     24,148     66,191

    Long-term debt, less current portion     38,000     42,000     42,000
    Deferred income taxes                     3,438      2,237      2,372
    Other                                       262         --         --


    Stockholders' equity:
      Common stock                               97         93         97
      Paid-in capital                        45,396     40,196     45,366
      Retained earnings                      61,709     47,901     49,047
      Treasury stock, at cost                  (310)    (4,764)      (310)
      Foreign currency translation
       adjustments                             (318)      (429)      (395)
                                           --------   --------   --------

       Total stockholders' equity           106,574     82,997     93,805
                                           --------   --------   --------

                                           $236,406   $151,382   $204,368
                                           ========   ========   ========



See accompanying notes to condensed consolidated financial statements.

                      THE RIVAL COMPANY AND SUBSIDIARIES
                            -----------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
     Three months and nine months ended March 31, 1996 and March 31, 1995
               (amounts in thousands, except per share amounts)
                                  (unaudited)


                                       Three months ended    Nine months ended
                                       ------------------   ------------------

                                       03/31/96  03/31/95   03/31/96  03/31/95
                                       --------  --------   --------  --------
Net sales                               $61,916   $39,624   $233,263  $179,109
Cost of sales                            45,258    28,592    167,879   128,304
                                        -------   -------   --------  --------

Gross profit                             16,658    11,032     65,384    50,805

Selling expenses                          9,039     4,978     27,612    19,847
General and administrative expenses       2,780     1,906      8,313     6,612
Amortization of goodwill                    407       317      1,219       951
                                        -------   -------   --------  --------

Operating income                          4,432     3,831     28,240    23,395

Interest expense                          1,656       821      4,816     2,942
Other expense, net                           59        59        203       158
                                        -------   -------   --------  --------

Earnings before income taxes              2,717     2,951     23,221    20,295
Income tax expense                        1,145     1,201      9,100     7,845
                                        -------   -------   --------  --------

Net earnings                            $ 1,572   $ 1,750   $ 14,121  $ 12,450
                                        =======   =======   ========  ========

Weighted average common and
 common equivalent shares
 outstanding                              9,959     9,330      9,940     9,441
                                        =======   =======   ========  ========

Net earnings per common share           $  0.16   $  0.19   $   1.42  $   1.32
                                        =======   =======   ========  ========



    See accompanying notes to condensed consolidated financial statements.

                      THE RIVAL COMPANY AND SUBSIDIARIES
                            -----------------------
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              Nine months ended March 31, 1996 and March 31, 1995
                            (amounts in thousands)
                                  (unaudited)

                                                         Nine months ended
                                                        -------------------

                                                        03/31/96   03/31/95
                                                        --------   --------
Cash flows from operating activities:
 Net earnings                                           $ 14,121   $ 12,450
 Adjustments to reconcile net earnings to
  net cash used by operating activities:
     Depreciation and amortization                         5,899      5,009
     Other                                                   (43)        --
     Changes in assets and liabilities, net
      of acquisitions:
     Accounts receivable                                  (6,106)       171
      Inventories                                            569     (1,868)
      Prepaid expenses                                       337        124
      Accounts payable and accruals                       (1,478)    (3,004)
      Income taxes payable                                 1,244        626
                                                        --------   --------

     Net cash provided by
      operating activities                                14,543     13,508
                                                        --------   --------

Cash flows from investing activities:
 Capital expenditures                                     (3,995)    (3,395)
 Acquisition of business                                 (23,532)        --
 Other                                                       (13)       119
                                                        --------   --------

     Net cash used by investing activities               (27,540)    (3,276)
                                                        --------   --------

Cash flows from financing activities:
 Net borrowings (repayments) under
  working capital loans                                   18,573       (600)
 Payment of long term debt                                (4,000)    (4,000)
 Repurchase of common stock                                   --     (4,454)
 Dividends paid                                           (1,459)    (1,103)
 Other                                                        10         20
                                                        --------   --------
     Net cash provided (used) by
      financing activities                                13,124    (10,137)
                                                        --------   --------

Net increase in cash                                         127         95

Cash at beginning of period                                  193        119
                                                        --------   --------

Cash at end of period                                   $    320   $    214
                                                        ========   ========



See accompanying notes to condensed consolidated financial statements.

                      THE RIVAL COMPANY AND SUBSIDIARIES
                            -----------------------
             Notes to Condensed Consolidated Financial Statements
              Nine Months Ended March 31, 1996 and March 31, 1995

Note 1
- ------

In the opinion of Management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position of the Company as of March 31, 1996 and 1995 and the results of its operations and its cash flows for the periods ended March 31, 1996 and 1995. The June 30, 1995, condensed consolidated balance sheet has been derived from the audited consolidated financial statements as of that date. These financial statements have been prepared in accordance with the instructions to Form 10-Q. To the extent that information and footnotes required by generally accepted accounting principles for complete financial statements are contained in or consistent with the audited consolidated financial statements incorporated by reference in the Company's Form 10-K for the year ended June 30, 1995, such information and footnotes have not been duplicated herein.

Note 2
- ------

The results of operations for the nine months ended March 31, are not indicative of the results to be expected for the full year due to the seasonal nature of the Company's operations.

Note 3 Inventories
- ------------------

The following is a summary of inventories at March 31, 1996 and 1995 and June 30, 1995 (in thousands):

                       Mar. 31, 1996   Mar. 31, 1995   June 30, 1995
                       -------------   -------------   -------------

Raw Materials              $  33,946       $  16,666       $  33,221
Work in progress               3,334             744           1,741
Finished goods                55,906          39,046          49,924
                           ---------       ---------       ---------
                              93,186          56,456          84,886

Less LIFO allowance           (4,957)         (4,312)         (3,782)
                           ---------       ---------       ---------
                           $  88,229       $  52,144       $  81,104
                           =========       =========       =========

Note 4 Acquisition of Fasco Consumer Products, Inc.
- ---------------------------------------------------

On January 2, 1996, the Company acquired 100% of the common stock of Fasco Consumer Products, Inc. ("Fasco"), from H.S. Investments, Inc., a subsidiary of BTR Dunlop, Inc. Fasco is a manufacturer of heating, ventilating and other convenience products that are distributed through wholesale and retail markets with annual sales of approximately $40 million.

The acquisition was accounted for as a purchase and, accordingly, the purchase price was allocated to the assets acquired based upon their respective fair values. The total purchase price of Fasco and the allocation of that purchase price to assets acquired and liabilities assumed is summarized as follows (in thousands):

      Current assets                            $14,900
      Property, plant and equipment               9,300
      Non-compete agreement                       4,000
                                                -------
      Fair value of assets acquired              28,200
      Accounts payable and accrued
        liabilities assumed                      (4,700)
        Purchase price                          $23,500
                                                =======

The non-compete agreement is being amortized over its eight year term.

The operating results of Fasco have been included in the consolidated results of the Company since the date of acquisition. The table below presents certain combined statement of earnings data on a pro forma basis as if the acquisition had occurred on the first day of each period presented. The pro forma information has been developed based upon certain assumptions relative to the integration of the companies' operations and may not reflect the operating results which would have occurred if Rival and Fasco had operated as a single entity for the entire periods presented. Amounts are in thousands except per share amounts.

                                            Pro Forma Nine Months ended
                                            03/31/96           03/31/95
                                           ----------------------------

        Net sales                           $ 253,258         $ 214,925
        Net earnings                           13,322            14,126
        Net earnings per common share       $    1.34         $    1.50
        Weighted average common and common
          equivalent shares outstanding         9,940             9,441


Note 5  Subsequent Events
- -------------------------

Acquisition of Bionaire, Inc.
- -----------------------------

On April 2, 1996 the Company, through its indirect wholly-owned Canadian Subsidiary, RC Acquisition Inc., (the "Offeror"), paid for and took up the shares of Bionaire, Inc. ("Bionaire") which had been validly deposited under a tender offer which was commenced on March 4, 1996. A total of 14,284,911 common shares, representing 95% of the issued and outstanding common shares of Bionaire were tendered. On April 2, 1996, the Offeror also deposited sufficient funds with the stock transfer agent, Montreal Trust Company to acquire the balance of the issued and outstanding shares of Bionaire and circulated a Compulsory Acquisition Notice Pursuant to the Provisions of Section 206 of The Canada Business Corporations Act to the remaining shareholders.

Bionaire, which is headquartered in Lachine, Quebec develops, manufactures and markets products designed to improve the environment and air quality in homes and offices, including air purifiers, humidifiers and related accessories such as replacement filters. Bionaire has annual sales of approximately $57 million. Approximately 60% of its products are sold in the U.S., 25% are sold in Canada and the balance is sold elsewhere, primarily in Europe. The Company intends to continue to use the assets of Bionaire for the manufacture and distribution of air cleaners, humidifiers and related accessories.

The Company paid CDN $2.25 per share for the Common Stock of Bionaire (U.S. $24,993,000 in the aggregate). The acquisition will be accounted for as a purchase, and accordingly, the purchase price will be allocated to Bionaire's assets and liabilities based upon their respective fair values. The operating results of Bionaire will be included in the consolidated results of the Company beginning on the date of acquisition (April 2, 1996).


Notes Payable and Long-Term Debt
- --------------------------------

On April 19, 1996, the Company sold $50 million in unsecured notes in a private placement. The notes bear interest at a rate of 7.21%, and have a final maturity in 2008. In conjunction with the sale of these notes, the Company entered into an interest rate swap transaction with Bank of America, N.A. in the nominal amount of $25 million. The effect of the swap transaction was to convert the interest payment stream on $25 million of the notes to a variable rate which is approximately 0.45% above the prevailing six month LIBOR rate.

On April 15, 1996, the Company entered into a $75 million unsecured revolving credit facility with a group of banks. This credit facility expires on June 30, 1999 and replaces a similar credit facility with the same banks. On April 17, 1996, the Company through an indirect wholly-owned subsidiary, entered into a revolving credit facility with a Canadian bank for the Canadian Dollar equivalent of U.S. $10 million. The proceeds of this credit facility were used to retire secured indebtedness of Bionaire, Inc. which was assumed in the acquisition and will be used to fund seasonal working capital requirements of the Company's Canadian operations.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales were $61.9 million in the quarter ended March 31, 1996 compared to $39.6 million in the prior year. Patton Electric, which was acquired in April 1995 and Fasco Consumer Products, which was acquired in January 1996, together contributed $16.3 million of the increase in sales. Sales of the Company's other products increased 15%, with especially strong growth in kitchen heating appliances such as toasters and slow cookers. For the nine months ended March 31, 1996, sales were $233.3 million compared to $179.1 million in the prior year. Patton and Fasco contributed $36.9 million of the increase and sales of the Company's other products grew by nearly 10%.

Sales by product category were as follows (in millions):


                                  Three months ended     Nine months ended
                                  ------------------     -----------------

                                  03/31/96  03/31/95    03/31/96   03/31/95
                                  --------  --------    --------   --------
Kitchen heating appliances        $   19.8  $   15.5    $   98.6   $   82.4
Kitchen motor-driven appliances        6.2       6.6        29.4       32.9
Other electric appliances             23.9       7.3        79.2       40.4
Water products                        12.0      10.2        26.1       23.4
                                  --------  --------    --------   --------
                                  $   61.9  $   39.6    $  233.3   $  179.1
                                  ========  ========    ========   ========


Gross profit was $16.7 million (26.9% of sales) for the quarter ended March 31, 1996 compared to $11.0 million (27.8% of sales) in the prior year. For the first nine months of the current fiscal year, gross profit was $65.4 million (28.0% of sales) compared to $50.8 million (28.4% of sales) in the prior year. The decline in gross margin percentage was primarily the result of sales mix.

Selling expenses were $9.0 million (14.6% of sales) for the quarter ended March 31, 1996 compared to $5.0 million (12.6% of sales) in the prior year. For the nine months ended March 31, 1996 such expenses were $27.6 million (11.8% of sales) compared to $19.8 million (11.1% of sales) in the prior year. The increase in selling expenses as a percentage of sales is the result of increased advertising expenditures and selling expenses related to Fasco which are higher than the Company's other business units.

General and administrative expenses were $2.8 million for the March 1996 quarter compared to $1.9 million in the prior year. For the nine months ended March 31, 1996, general and administrative expenses were $8.3 million compared to $6.6 million in the prior year. The higher expenses reflect increases in product engineering as well as management and clerical personnel required to support recent growth.

Interest expense was $4.8 million for the nine months ended March 31, 1996 compared to $2.9 million in the prior year as a result of higher borrowings required to finance the April 1995 acquisition of Patton Electric, and the January 1996 acquisition of Fasco Consumer Products.

Net earnings for the quarter ended March 31, 1996 were $1.6 million ($0.16 per share) compared to $1.8 million ($0.19 per share) for the same period in the prior year. For the nine months ended March 31, 1996, net earnings were $14.1 million ($1.42 per share) compared to $12.5 million ($1.32 per share) in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

The Company has in place $42 million of 6.42% unsecured term notes having a final maturity of January 2003 with required payments of $4 million per year in fiscal 1997 and 1998. In April 1996, the Company issued an additional $50 million in unsecured term notes with no scheduled principal payments until the year 2004 and a final maturity in 2008. Additionally, as a result of an agreement finalized on April 15, 1996, the Company has a $75 million, unsecured revolving credit facility which expires in June 1999 and bears interest at a floating rate of LIBOR plus .75%. The Company historically requires a significant amount of cash each fall to fund its build-up in inventories and accounts receivable during its peak selling season. These cash requirements are funded through borrowings on the working capital line. Upon completion in April 1996 of the financing transactions as well as the acquisition of Bionaire both of which are more fully described in Note 5, the Company had approximately $40 million available under its revolving credit facilities.

The Company plans to make capital expenditures of approximately $5.0 million to $6.0 million during fiscal 1996. Management believes that cash generated from operations and its bank credit facility will be sufficient to meet its cash requirements for the foreseeable future.



                          PART II - OTHER INFORMATION
                          ---------------------------


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     (a)  Exhibits.

          10(k) Note Purchase Agreement for $50,000,000 Senior Unsecured Notes dated as of April 15, 1996 between the Company and The Purchasers listed therein.

          10(l) Credit Agreement for a $75,000,000 Revolving Credit Facility dated as of April 15, 1996 between the Company, the banks listed therein and, NationsBank of Texas, N.A. as agent.

          11       Schedule regarding computation of per share earnings.

     (b)  Reports on Form 8-K.

          On April 12, 1996, the Company filed a Report on Form 8-K with respect to the acquisition of the stock of Bionaire, Inc. The items reported on the Form 8-K were Item 2, Acquisition or Disposition of Assets and
          Item 7, Financial Statements and Exhibits.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           THE RIVAL COMPANY


Dated:  May 3, 1996                        By:   _______________________
                                           Thomas K. Manning
                                           President and CEO
                                           (Duly Authorized Officer)



Dated:  May 3, 1996                        By:  ________________________
                                           William L. Yager
                                           Senior Vice-President of
                                           Finance and Administration,
                                           Chief Financial Officer