Form 10-Q
period 1996-09-30
RIVAL CO
filed 1996-11-05
CIK 860194

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON D.C.  20549

                                   FORM 10-Q



( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 1996.

                                      OR

(   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from                       to
                              -----------------------  -------------------------
Commission file number 0-20274
                       -------


                               THE RIVAL COMPANY
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          Delaware                                         43-0794462
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)


  800 E. 101st Terrace, Kansas City, MO                      64131
----------------------------------------------      ---------------------------
(Address of principal executive offices)                  (Zip Code)


                                (816) 943-4100
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


                                Not applicable
--------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

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

            As of September 30, 1996, the registrant had 9,732,792 shares of common stock, par value $.01 per share, outstanding.

                               THE RIVAL COMPANY
                                   FORM 10-Q
                       QUARTER ENDED SEPTEMBER 30, 1996


                                     INDEX


PART I. - FINANCIAL INFORMATION                                             Page

ITEM 1.  Financial Statements

     (1)       Condensed Consolidated Financial Statements (unaudited):

               Condensed Consolidated Balance Sheets as of September 30,
               1996, September 30, 1995 and June 30, 1996.                     3

               Condensed Consolidated Statements of Earnings for the
               three months ended September 30, 1996 and
               September 30, 1995.                                             4

               Condensed Consolidated Statements of Cash Flows for the
               three months ended September 30, 1996 and September 30, 1995.   5

     (2)       Notes to Condensed Consolidated Financial Statements.           6

ITEM 2. -      Management's Discussion and Analysis of Financial Condition
               and Results of Operations.                                      6

PART II. - OTHER INFORMATION

ITEM 6.        Exhibits and Reports on Form 8-K                                7

                         PART I - FINANCIAL INFORMATION

                       THE RIVAL COMPANY AND SUBSIDIARIES
                             -----------------------
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 September 30, 1996 and 1995 and June 30, 1996
                             (amounts in thousands)
                                  (unaudited)

                                             9/30/96    9/30/95    6/30/96
                                             -------    -------    -------
ASSETS

  Currents assets:
    Cash                                    $    195   $    432   $  1,503
    Accounts receivable                       90,583     64,226     74,103
    Inventories                              116,385     84,498    102,030
    Deferred income taxes                      1,602        860      1,602
    Prepaid expenses                           3,149      1,105      2,142
                                            --------   --------   --------

      Total current assets                   211,914    151,121    181,380

    Property, plant and equipment, net        41,823     27,525     40,345
    Goodwill                                  59,562     47,780     60,086
    Other assets                               6,074      2,859      6,440
                                            --------   --------   --------

                                            $319,373   $229,285   $288,251
                                            ========   ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:
    Notes payable to banks                  $ 69,306   $ 51,327   $ 51,896
    Current portion of long-term debt          4,000      4,000      4,000
    Trade accounts payable                    25,172     17,305     20,354
    Income taxes payable                       3,592      3,795        197
    Other payables and accrued expenses       14,226     10,031     13,537
                                            --------   --------   --------

      Total current liabilities              116,296     86,458     89,984

    Long-term debt, less current portion      88,000     42,000     88,000
    Deferred income taxes and other
      liabilities                              4,232      2,372      4,119


    Stockholders' equity:
      Common stock                                98         97         97
      Paid-in capital                         45,519     45,368     45,488
      Retained earnings                       66,032     53,654     61,341
      Treasury stock, at cost                   (310)      (310)      (310)
      Foreign currency translation
        adjustments                             (494)      (354)      (468)
                                            --------   --------   --------

        Total stockholders' equity           110,845     98,455    106,148
                                            --------   --------   --------

                                            $319,373   $229,285   $288,251
                                            ========   ========   ========

See accompanying notes to condensed consolidated financial statements.

                       THE RIVAL COMPANY AND SUBSIDIARIES
                            -----------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
          Three months ended September 30, 1996 and September 30, 1995
                (amounts in thousands, except per share amounts)
                                  (unaudited)

                                        Three months ended
                                        ------------------

                                        9/30/96    9/30/95
                                        -------    -------
Net sales                               $99,650    $73,897
Cost of sales                            71,067     52,481
                                        -------    -------

Gross profit                             28,583     21,416

Selling expenses                         13,309      8,586
General and Administrative expenses       3,523      2,598
Amortization of goodwill                    523        406
                                        -------    -------

Operating income                         11,228      9,826

Interest expense                         (2,491)    (1,476)
Other expense, net                           18        (11)
                                        -------    -------

Earnings before income taxes              8,755      8,339
Income tax expense                        3,479      3,246
                                        -------    -------

Net earnings                            $ 5,276    $ 5,093
                                        =======    =======

Weighted average common and
  common equivalent shares
  outstanding                             9,948      9,921
                                        =======    =======

Net earnings per common share           $  0.53    $  0.51
                                        =======    =======

See accompanying notes to condensed consolidated financial statements.

                      THE RIVAL COMPANY AND SUBSIDIARIES
                            -----------------------
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          Three months ended September 30, 1996 and September 30, 1995
                             (amounts in thousands)
                                  (unaudited)

                                                       Three months ended
                                                       ------------------

                                                        9/30/96   9/30/95
                                                       --------  --------


Cash flows from operating activities:
    Net earnings                                       $  5,276  $  5,093
    Adjustments to reconcile net earnings to
      net cash used by operating activities:
        Depreciation and amortization                     2,465     1,693
        Other                                               113        --
        Changes in assets and liabilities:
          Accounts receivable                           (16,480)  (20,734)
          Inventories                                   (14,355)   (3,394)
          Prepaid expenses                               (1,007)     (270)
          Accounts payable and accruals                   5,507     3,349
          Income taxes payable                            3,395     3,218
                                                       --------  --------
          Net cash used by
            operating activities                        (15,086)  (11,045)
                                                       --------  --------

  Cash flows from investing activities:
    Capital expenditures                                 (3,167)   (1,600)
    Other                                                    88      (312)
                                                       --------  --------

          Net cash used by investing activities          (3,079)   (1,912)
                                                       --------  --------

  Cash flows from financing activities:
    Net borrowings under
      working capital loans                              17,410    13,700
    Dividends paid                                         (585)     (486)
    Other                                                    32       (18)
                                                       --------   -------
          Net cash provided by
            financing activities                         16,857    13,196
                                                       --------   -------

  Net increase (decrease) in cash                        (1,308)      239

  Cash at beginning of period                             1,503       193
                                                       --------   -------

  Cash at end of period                                $    195   $   432
                                                       ========   =======

See accompanying notes to condensed consolidated financial statements.

                      THE RIVAL COMPANY AND SUBSIDIARIES
                            -----------------------
             Notes to Condensed Consolidated Financial Statements
         Three Months Ended September 30, 1996 and September 30, 1995

Note 1
------

In the opinion of Management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position of the Company as of September 30, 1996, and the results of its operations and its cash flows for the three months ended September 30, 1996 and September 30, 1995. The June 30, 1996, condensed consolidated balance sheet has been derived from the audited consolidated financial statements as of that date. These financial statements have been prepared in accordance with the instructions to Form 10-Q. To the extent that information and footnotes required by generally accepted accounting principles for complete financial statements are contained in or consistent with the audited consolidated financial statements incorporated by reference in the Company's Form 10-K for the year ended June 30, 1996, such information and footnotes have not been duplicated herein.

Note 2
------

The results of operations for the three months ended September 30, are not indicative of the results to be expected for the full year due to the seasonal nature of the Company's operations.

Note 3 Inventories
------------------

The following is a summary of inventories at September 30, 1996 and 1995 and June 30, 1996 (in thousands):

                       Sept. 30, 1996   Sept. 30, 1995   June 30, 1996
                       --------------   --------------   -------------

Raw Materials                $ 41,214          $31,318        $ 37,442
Work in progress                4,580            3,401           5,028
Finished goods                 75,360           54,086          64,103
                             --------          -------        --------
                              121,154           88,805          106,573

Less LIFO allowance            (4,769)          (4,307)         (4,543)
                             --------          -------        --------

                             $116,385          $84,498        $102,030
                             ========          =======        ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales were $99.7 million for the quarter ended September 30, 1996 compared to $73.9 million in the prior year. The higher sales were primarily the result of the acquisitions of Fasco Consumer Products, Inc. in January 1996 and Bionaire, Inc. in April 1996. The Company generated internal growth of 11% from its kitchen electrics and personal care products due to strong sales of Crock Pot(R) slow cookers and specialty massagers. Sales increases in other business units resulted primarily from the acquisitions.

Net sales by business unit were as follows (in millions):

                                      9/30/96        9/30/95
                                      -------        -------
Kitchen Electrics & Personal Care       $49.8          $44.7
Home Environment                         33.1           21.3
Industrial/Building Supply                9.7            5.3
International                             7.1            2.6
                                        -----          -----
                                        $99.7          $73.9

Gross profit was $28.6 million (28.7% of sales) for the quarter ended September 30, 1996 compared to $21.4 million (29.0% of sales) in the prior year. The decline in margins as a percentage of sales was the result of excess plant capacity. During the quarter, plans to discontinue manufacturing in the Peru, Indiana plant and curtail production at the Sweet Springs, Missouri plant were announced. Neither action will result in a significant charge to earnings.

Selling expenses were $13.3 million (13.4% of sales) for the current quarter compared to $8.6 million (11.6% of sales) in the prior year. The industrial and international business units had incremental sales due to the Bionaire and Fasco acquisitions and these businesses have higher selling costs than the Company's other business units. Additionally, shipping expenses have increased as a percentage of sales due to rental of outside warehouses to support growth and increased special handling demands of the Company's retail customers.

General and administrative expenses were $3.5 million (3.5% of sales) in the current quarter compared to $2.6 million (3.5% of sales) in the prior year. The increase in general and administrative expenses includes a $.4 million increase in research and development spending, $.3 million in other G&A costs relative to Bionaire's Canadian operation and increased personnel to support the growth of the Company's domestic operations.

Interest expense increased from $1.5 million to $2.5 million, primarily as a result of increased borrowings to finance recent acquisitions. Average interest rates were also slightly higher.

Net earnings for the quarter ended September 30, 1996 were $5.3 million ($.53 per share) compared to $5.1 million ($.51 per share) for the same period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1996 the Company had $92 million in long term debt (including $4 million current portion) and $85 million in revolving loan commitments. Revolving credit loans outstanding were $69.3 million as of such date. The long term debt requires periodic principal payments including $4.0 million for each of the next two years and has a final maturity in 2008. The revolving credit facilities include a $75 million U.S. bank line and a Canadian facility for the Canadian dollar equivalent of U.S. $10.0 million. The U.S. revolving credit facility expires in June 1999 and currently bears interest at a floating rate of LIBOR plus .75%.

During the three months ended September 30, 1996, the Company used $15.1 million of cash for operating activities. The Company historically requires a significant amount of cash each fall to fund its build-up in inventories and accounts receivable during its peak selling season. These cash requirements are funded through borrowings on the working capital line.

The Company plans to make capital expenditures of approximately $10.0 million during fiscal 1997, including $4 million for a new distribution center. Management believes that cash generated from operations and its bank credit facility will be sufficient to meet its cash requirements for the foreseeable future.

                          PART II - OTHER INFORMATION
                          ---------------------------


Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

      (a) Exhibits.

          11       Schedule regarding computation of per share earnings.

      (b) Reports on Form 8-K.

          None



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             THE RIVAL COMPANY


                                             By:
                                                --------------------------------
Dated:  October 31, 1996                        William L. Yager
                                                President, Chief Operating
                                                Officer
                                                (Duly Authorized Officer)