Form 10-Q
period 1996-12-31
RIVAL CO
filed 1997-02-10
CIK 860194

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C.  20549

                                   FORM 10-Q



( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1996.

                                      OR

(   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from _____________________ to _______________________

Commission file number 0-20274


                               THE RIVAL COMPANY
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           Delaware                                        43-0794462
----------------------------------------         -------------------------------
    (State or other jurisdiction of                      (I.R.S.  Employer
    incorporation or organization                      Identification No.)

800 E. 101st Terrace, Kansas City, MO                       64131
----------------------------------------         -------------------------------
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

            As of December 31, 1996, the registrant had 9,737,757 shares of common stock, par value $.01 per share, outstanding.

                               THE RIVAL COMPANY
                                   FORM 10-Q
                        QUARTER ENDED DECEMBER 31, 1996


                                     INDEX

PART I. - FINANCIAL INFORMATION                                             Page

ITEM 1.  Financial Statements

     (1) Condensed Consolidated Financial Statements (unaudited):

         Condensed Consolidated Balance Sheets as of December 31,
         1996, December 31, 1995 and June 30, 1996.                            3

         Condensed Consolidated Statements of Earnings for the three
         months and six months ended December 31, 1996 and 1995.               4

         Condensed Consolidated Statements of Cash Flows for the
         six months ended December 31, 1996 and 1995.                          5

     (2) Notes to Condensed Consolidated Financial Statements.                 6

ITEM 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.                                            7

PART II. - OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders                   8

ITEM 6.  Exhibits and Reports on Form 8-K                                      9

                        PART I - FINANCIAL INFORMATION

                      THE RIVAL COMPANY AND SUBSIDIARIES
                            -----------------------
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 December 31, 1996 and 1995 and June 30, 1996
                            (amounts in thousands)
                                  (unaudited)


                                             12/31/96    12/31/95     6/30/96
                                             --------    --------     -------
ASSETS

  Currents assets:
     Cash                                    $  1,332    $    461    $  1,503
     Accounts receivable                       98,439      86,612      74,103
     Inventories                              106,601      74,092     102,030
     Deferred income taxes                      1,602         860       1,602
     Prepaid expenses                           2,231         621       2,142
                                             --------    --------     -------

        Total current assets                  210,205     162,646     181,380

     Property, plant and equipment, net        41,757      27,096      40,345
     Goodwill                                  59,029      47,374      60,086
     Other assets                               5,731       2,784       6,440
                                             --------    --------     -------

                                             $316,722    $239,900    $288,251
                                             ========    ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:
     Notes payable to banks                  $ 65,116    $ 53,900    $ 51,896
     Current portion of long-term debt          4,000       4,000       4,000
     Trade accounts payable                    18,152      17,209      20,354
     Income taxes payable                       4,380       3,020         197
     Other payables and accrued expenses       13,895      11,718      13,537
                                             --------    --------    --------

        Total current liabilities             105,543      89,847      89,984

     Long-term debt, less current portion      88,000      42,000      88,000
     Deferred income taxes and other
       liabilities                              4,257       2,598       4,119


  Stockholders' equity:
     Common stock                                  98          97          97
     Paid-in capital                           45,577      45,368      45,488
     Retained earnings                         74,043      60,625      61,341
     Treasury stock, at cost                     (310)       (310)       (310)
     Foreign currency translation
       adjustments                               (486)       (325)       (468)
                                             --------    --------    --------

        Total stockholders' equity            118,922     105,455     106,148
                                             --------    --------    --------

                                             $316,722    $239,900    $288,251
                                             ========    ========    ========


See accompanying notes to condensed consolidated financial statements.

                      THE RIVAL COMPANY AND SUBSIDIARIES
                           ------------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
   Three months and six months ended December 31, 1996 and December 31, 1995
               (amounts in thousands, except per share amounts)
                                  (unaudited)


                                       Three months ended       Six months ended
                                       ------------------    -------------------

                                       12/31/96   12/31/95   12/31/96   12/31/95
                                       --------   --------   --------   --------
Net sales                              $121,566   $ 97,450   $221,216   $171,347
Cost of sales                            86,520     70,140    157,587    122,621
                                       --------   --------   --------   --------

Gross profit                             35,046     27,310     63,629     48,726

Selling expenses                         14,205      9,987     27,514     18,573
General and administrative expenses       3,411      2,843      6,717      5,350
Amortization of goodwill
  and other intangible assets               748        498      1,488        995
                                       --------   --------   --------   --------

Operating income                         16,682     13,982     27,910     23,808

Interest expense                          2,739      1,684      5,230      3,160
Other (income) expense, net                  12        133         (6)       144
                                       --------   --------   --------   --------

Earnings before income taxes             13,931     12,165     22,686     20,504
Income tax expense                        5,337      4,709      8,816      7,955
                                       --------   --------   --------   --------

Net earnings                           $  8,594   $  7,456   $ 13,870   $ 12,549
                                       ========   ========   ========   ========

Weighted average common and
  common equivalent shares
  outstanding                             9,973      9,941      9,961      9,931
                                       ========   ========   ========   ========
Net earnings per common share          $   0.86   $   0.75   $   1.39  $ 1.26
                                       ========   ========   ========   ========

See accompanying notes to condensed consolidated financial statements.

                      THE RIVAL COMPANY AND SUBSIDIARIES
                            -----------------------
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           Six months ended December 31, 1996 and December 31, 1995
                            (amounts in thousands)
                                  (unaudited)

                                                                Six months ended
                                                              ------------------

                                                              12/31/96  12/31/95
                                                              --------  --------
Cash flows from operating activities:
  Net earnings                                                $ 13,870  $ 12,549
  Adjustments to reconcile net earnings to
    net cash used by operating activities:
      Depreciation and amortization                              5,223     3,576
      Other                                                        138       (15)
      Changes in assets and liabilities:
        Accounts receivable                                    (24,336)  (43,120)
        Inventories                                             (4,571)    7,012
        Prepaid expenses                                           (89)      214
        Accounts payable and accruals                           (1,844)    4,940
        Income taxes payable                                     4,183     2,443
                                                              --------  --------

      Net cash used by operating activities                     (7,426)  (12,401)
                                                              --------  --------

Cash flows from investing activities:
  Capital expenditures                                          (5,065)   (2,510)
  Other                                                            178      (105)
                                                              --------  --------

      Net cash used by investing activities                     (4,887)   (2,615)
                                                              --------  --------

Cash flows from financing activities:
  Net borrowings under working capital loans                    13,220    16,273
  Dividends paid                                                (1,168)     (971)
  Other                                                             90       (18)
                                                              --------  --------
      Net cash provided by financing activities                 12,142    15,284
                                                              --------  --------

Net increase (decrease) in cash                                   (171)      268

Cash at beginning of period                                      1,503       193
                                                              --------  --------

Cash at end of period                                         $  1,332  $    461
                                                              ========  ========

See accompanying notes to condensed consolidated financial statements.

                       THE RIVAL COMPANY AND SUBSIDIARIES
                            -----------------------
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            Six Months Ended December 31, 1996 and December 31, 1995

Note 1
------

In the opinion of Management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position of the Company as of December 31, 1996 and 1995 and the results of its operations and its cash flows for the six months ended December 31, 1996 and 1995. The June 30, 1996, condensed consolidated balance sheet has been derived from the audited consolidated financial statements as of that date. These financial statements have been prepared in accordance with the instructions to Form 10-Q. To the extent that information and footnotes required by generally accepted accounting principles for complete financial statements are contained in or consistent with the audited consolidated financial statements incorporated by reference in the Company's Form 10-K for the year ended June 30, 1996, such information and footnotes have not been duplicated herein.

Note 2
------

The results of operations for the six months ended December 31, are not indicative of the results to be expected for the full year due to the seasonal nature of the Company's operations.

Note 3 Inventories
------------------

The following is a summary of inventories at December 31, 1996 and 1995 and June 30, 1996 (in thousands):

                                 Dec. 31, 1996   Dec. 31, 1995   June 30, 1996
                                 -------------   -------------   -------------

  Raw Materials and
    work in progress                  $ 44,069        $ 31,009        $ 42,470
  Finished goods                        67,525          47,815          64,103
                                      --------        --------        --------
                                       111,594          78,824         106,573

  Less LIFO allowance                   (4,993)         (4,732)         (4,543)
                                      --------        --------        --------
                                      $106,601        $ 74,092        $102,030
                                      ========        ========        ========

Note 4 Subsequent Event
-----------------------

On January 7, 1997, the Company acquired certain assets including inventory, equipment and tooling necessary for the production of the kitchen electrics product line from Dazey Corporation. These products will be manufactured in the Company's Sedalia plant and are expected to generate annual sales of approximately $20 million to $25 million. The Dazey products will be sold under the Rival brand name and include fryers, combination cookers, skillets, indoor grills and waffle makers.

The Company paid approximately $10.4 million in cash as consideration for the assets. The source of funds used by the Company to effect the acquisition was borrowings under its revolving credit facility. The acquisition will be accounted for as a purchase and, accordingly, the purchase price will be allocated to the assets acquired based upon their respective fair values.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net sales were $121.6 million in the quarter ended December 31, 1996 compared to $97.5 million in the prior year. For the six months ended December 31, 1996, sales were $221.2 million compared to $171.3 million in the prior year. The sales increase was the result of Fasco products (acquired in January 1996) and Bionaire products (acquired in April 1996) as sales of the Company's other products were essentially flat.

Net sales by business unit were as follows (in millions):

                                         Three months ended      Six months ended
                                        -------------------   -------------------

                                        12/31/96   12/31/95   12/31/96   12/31/95
                                        --------   --------   --------   --------
  Kitchen Electrics and Personal Care     $ 68.6      $71.8     $118.4     $116.5
  Home Environment                          32.3       21.4       65.3       42.6
  Industrial/Building Supply                 6.6         .8       16.3        6.1
  International                             14.1        3.5       21.2        6.1
                                          ------      -----     ------     ------
                                          $121.6      $97.5     $221.2     $171.3
                                          ======      =====     ======     ======

Gross profit was $35.0 million (28.8% of sales) for the quarter ended December 31, 1996 compared to $27.3 million (28.0% of sales) in the prior year. For the first six months of the current fiscal year, gross profit was $63.6 million (28.8% of sales) compared to $48.7 million (28.4% of sales) in the prior year. Raw material prices have stabilized and, as a result, modest price increases implemented in the past eighteen months have improved margins slightly.

Selling expenses were $14.2 million (11.7% of sales) for the quarter ended December 31, 1996 compared to $10.0 million (10.2% of sales) in the prior year. For the six months ended December 31, 1996 such expenses were $27.5 million (12.4% of sales) compared to $18.6 million (10.8% of sales) in the prior year. The higher selling expenses as a percentage of sales is the result of expenses related to the international and industrial business units. Although the Company expects to reduce selling expenses of these business units as a percentage of sales over the next twelve months, they will likely continue to be higher than the Company's kitchen electrics and home environment business units.

General and administrative expenses were $3.4 million for the December 1996 quarter compared to $2.8 million in the prior year. For the six months ended December 31, 1996, general and administrative expenses were $6.7 million compared to $5.4 million in the prior year. The higher expenses reflect increases in product engineering as well as management and support personnel required because of recent and expected future growth. General and administrative expenses declined slightly as a percentage of sales.

Interest expense was $5.2 million for the six months ended December 31, 1996 compared to $3.2 million in the prior year as a result of higher borrowings required to finance recent acquisitions. Average interest rates were also slightly higher.

Net earnings for the quarter ended December 31, 1996 were $8.6 million ($0.86 per share) compared to $7.5 million ($0.75 per share) for the same period in the prior year. For the six months ended December 31, 1996, net earnings were $13.9 million ($1.39 per share) compared to $12.5 million ($1.26 per share) in the prior year.

Liquidity and Capital Resources

As of December 31, 1996 the Company had $92 million in long term debt (including $4 million current portion) and $85 million in revolving loan commitments. Revolving credit loans outstanding were $65.1 million as of such date. The long term debt requires periodic principal payments including $4.0 million in each of January 1997 and 1998 and has a final maturity in 2008. The revolving credit facilities include a $75 million U.S. bank line and a Canadian facility for the Canadian dollar equivalent of U.S. $10.0 million. The U.S. revolving credit facility expires in June 1999 and currently bears interest at a floating rate of LIBOR plus .75%.

During the six months ended December 31, 1996, the Company used $7.4 million of cash for operating activities. The Company historically requires a significant amount of cash each fall to fund its build-up in inventories and accounts receivable during its peak selling season. These cash requirements are funded through borrowings on the working capital line.

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



                          PART II - OTHER INFORMATION
                          ---------------------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         A regular annual meeting of shareholders was held on November 13, 1996. Each of the Company's directors was elected to a one year term. The respective votes were as follows: Thomas K. Manning, 7,302,549 shares voted for election and 244,174 shares withheld votes; William S. Endres, 7,302,274 shares voted for election and 244,449 shares withheld votes; Darrel M. Sanders, 7,302,349 shares voted for election and 244,374 shares withheld votes; William L. Yager, 7,261,712 shares voted for election and 285,011 shares withheld votes; Jack J. Culberg, 7,302,100 shares voted for election and 244,623 shares withheld votes; Todd Goodwin, 7,302,704 shares voted for election and 244,019 shares withheld votes; John E. Grimm, III, 7,301,940 shares voted for election and 244,783 shares withheld votes; Lanny R. Julian, 7,302,239 shares voted for election and 244,484 shares withheld votes; Beatrice B. Smith, 7,302,539 shares voted for election and 244,184 shares withheld votes; Noel Thomas Patton, 7,302,399 shares voted for election and 244,324 shares withheld votes. Additionally, the shareholders voted to ratify the appointment of KPMG Peat Marwick as independent public accountants for the Company for the fiscal year ending June 30, 1997. The vote was 7,526,228 shares voted for ratification, 4,042 shares voted against ratification and 16,453 shares for which the vote was withheld.

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



                                      THE RIVAL COMPANY


Dated:  February 4, 1997               By: /s/ William L. Yager
                                           -------------------------------------
                                       William L. Yager
                                       President and Chief Operating Officer
                                       (Duly Authorized Officer)



Dated:  February 4, 1997                By: /s/ W. Mark Meierhoffer
                                            ------------------------------------
                                        W. Mark Meierhoffer
                                        Senior Vice-President of
                                        Finance and Administration,
                                        Chief Financial Officer