Form 10-Q
period 1997-03-31
RIVAL CO
filed 1997-05-14
CIK 860194

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C.  20549

                                   FORM 10-Q


( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1997.

                                      OR

(   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934


For the transition period from________________________ to_______________________

Commission file number 0-20274
                       -------

                               THE RIVAL COMPANY
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           Delaware                                             43-0794462
-------------------------------                           ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                             Identification No.)


     800 E. 101st Terrace, Kansas City, MO                          64131
------------------------------------------                ----------------------
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

          As of May 7, 1997, the registrant had 9,448,847 shares of common stock, par value $.01 per share, outstanding.

                               THE RIVAL COMPANY
                                   FORM 10-Q
                         QUARTER ENDED MARCH 31, 1997


                                     INDEX



PART I. - FINANCIAL INFORMATION                                            Page
ITEM 1.  Financial Statements
     (1)  Condensed Consolidated Financial Statements (unaudited):

          Condensed Consolidated Balance Sheets as of March 31,
          1997, March 31, 1996 and June 30, 1996.                             3

          Condensed Consolidated Statements of Operations for the three
          months and nine months ended March 31, 1997 and 1996.               4

          Condensed Consolidated Statements of Cash Flows for the
          nine months ended March 31, 1997 and 1996.                          5


     (2)  Notes to Condensed Consolidated Financial Statements.               6


ITEM 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.                                          7


PART II. - OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K                                    9


                        PART I - FINANCIAL INFORMATION

                      THE RIVAL COMPANY AND SUBSIDIARIES
                            -----------------------
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   March 31, 1997 and 1996 and June 30, 1996
                            (amounts in thousands)
                                  (unaudited)



                                                     03/31/97    03/31/96      06/30/96
                                                     --------    --------      --------
ASSETS
  Currents assets:
    Cash                                             $    369    $    320      $  1,503
    Accounts receivable                                71,014      55,809        74,103
    Inventories                                       104,820      88,229       102,030
    Deferred income taxes                               2,632         860         1,602
    Prepaid expenses                                    2,091       1,479         2,142
                                                     --------    --------      ---------
       Total current assets                           180,926     146,697       181,380

    Property, plant and equipment, net                 43,173      36,242        40,345
    Goodwill                                           62,919      46,968        60,086
    Other assets                                        5,504       6,499         6,440
                                                     ---------   ---------     --------
                                                     $292,522    $236,406      $288,251
                                                     ========    ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:
    Notes payable to banks                           $ 52,946    $ 56,200      $ 51,896
    Current portion of long-term debt                   4,000       4,000         4,000
    Trade accounts payable                             16,696      17,376        20,354
    Income taxes payable                                1,113       1,821           197
    Other payables and accrued expenses                15,523       8,735        13,537
                                                     ---------   --------      --------
      Total current liabilities                        90,278      88,132        89,984

    Long-term debt, less current portion               84,000      38,000        88,000
    Deferred income taxes                               3,778       3,438         3,779
    Other                                                 511         262           340

  Stockholders' equity:
    Common stock                                           98          97            97
    Paid-in capital                                    45,626      45,396        45,488
    Retained earnings                                  69,120      61,709        61,341
    Treasury stock, at cost                              (310)       (310)         (310)
    Foreign currency translation
      adjustments                                        (579)       (318)         (468)
                                                     --------    --------      --------
      Total stockholders' equity                      113,955     106,574       106,148
                                                     ---------   --------      --------
                                                     $292,522    $236,406      $288,251
                                                     ========    ========      ========

See accompanying notes to condensed consolidated financial statements.

                      THE RIVAL COMPANY AND SUBSIDIARIES

                               ----------------

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
     Three months and nine months ended March 31, 1997 and March 31, 1996
               (amounts in thousands, except per share amounts)
                                  (unaudited)


                                        Three months ended  Nine months ended
                                        ------------------  ------------------
                                        03/31/97  03/31/96  03/31/97  03/31/96
                                        --------  --------  --------  --------

Net sales                               $74,828    $61,916  $296,044  $233,263
Cost of sales                            60,488     45,258   218,075   167,879
                                        -------    -------  --------  --------

Gross profit                             14,340     16,658    77,969    65,384

Selling expenses                         11,510      9,039    39,024    27,612
General and administrative expenses       3,136      2,503     9,853     7,853
Restructuring expenses                    3,000        --      3,000       --
Amortization of goodwill &
  other intangible assets                   847        684     2,335     1,679
                                        -------    -------  --------  --------

Operating income (loss)                  (4,153)     4,432    23,757    28,240

Interest expense                          2,376      1,656     7,606     4,816
Other expense, net                           39         59        33       203
                                        -------    -------  --------  --------

Earnings (loss) before income taxes      (6,568)     2,717    16,118    23,221
Income tax expense (benefit)             (2,230)     1,145     6,586     9,100
                                        -------    -------  --------  --------

Net earnings (loss)                     $(4,338)   $ 1,572  $  9,532  $ 14,121
                                        =======    =======  ========  ========

Weighted average common and
  common equivalent shares
  outstanding                             9,968      9,959     9,963     9,940
                                        =======    =======  ========  ========

Net earnings (loss) per common share    $ (0.44)   $  0.16  $   0.96  $   1.42
                                        =======    =======  ========  ========



   See accompanying notes to condensed consolidated financial statements.

                      THE RIVAL COMPANY AND SUBSIDIARIES
                           -------------------------
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              Nine months ended March 31, 1997 and March 31, 1996
                            (amounts in thousands)
                                  (unaudited)

                                                              Nine months ended
                                                              -----------------

                                                              03/31/97 03/31/96
                                                              -------- --------
Cash flows from operating activities:
  Net earnings                                                $  9,532 $ 14,121
 Adjustments to reconcile net earnings to
   net cash used by operating activities:
     Depreciation and amortization                               7,822    5,899
     Other                                                         170      (43)
     Changes in assets and liabilities, net
       of acquisitions:
       Accounts receivable                                       3,089   (6,106)
       Inventories                                               2,966      569
       Prepaid expenses                                             51      337
       Accounts payable and accruals                            (1,862)  (1,478)
       Deferred income taxes                                    (1,030)      --
       Income taxes payable                                        916    1,244
                                                              --------  -------

     Net cash provided by
         operating activities                                   21,654   14,543
                                                              --------  -------

Cash flows from investing activities:
  Capital expenditures                                          (7,291)  (3,995)
  Acquisition of business                                      (11,001) (23,532)
  Other                                                             68      (13)
                                                              -------- --------

      Net cash used by investing activities                    (18,224) (27,540)
                                                              -------- --------

Cash flows from financing activities:
  Net borrowings under
    working capital loans                                        1,050   18,573
  Payment of long term debt                                     (4,000)  (4,000)
  Repurchase of common stock                                        --       --
  Dividends paid                                                (1,752)  (1,459)
  Other                                                            138       10
                                                              --------  -------
     Net cash provided (used) by
       financing activities                                     (4,564)  13,124
                                                              --------  -------

Net increase (decrease) in cash                                 (1,134)     127
Cash at beginning of period                                      1,503      193
                                                              --------  -------

Cash at end of period                                         $    369  $   320
                                                              ========  =======



See accompanying notes to condensed consolidated financial statements.

                      THE RIVAL COMPANY AND SUBSIDIARIES
                               -----------------
             Notes to Condensed Consolidated Financial Statements
              Nine Months Ended March 31, 1997 and March 31, 1996

Note 1
------

In the opinion of Management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position of the Company as of March 31, 1997 and 1996 and the results of its operations and its cash flows for the periods ended March 31, 1997 and 1996. The June 30, 1996, condensed consolidated balance sheet has been derived from the audited consolidated financial statements as of that date. These financial statements have been prepared in accordance with the instructions to Form 10-Q. To the extent that information and footnotes required by generally accepted accounting principles for complete financial statements are contained in or consistent with the audited consolidated financial statements incorporated by reference in the Company's Form 10-K for the year ended June 30, 1996, such information and footnotes have not been duplicated herein.

Note 2
------

The results of operations for the nine months ended March 31, are not indicative of the results to be expected for the full year due to the seasonal nature of the Company's operations.

Note 3 Inventories
-------------------

The following is a summary of inventories at March 31, 1997 and 1996 and June 30, 1996 (in thousands):

                       Mar. 31, 1997   Mar. 31, 1996   June 30, 1996
                       --------------  --------------  --------------
Raw Materials and
 work in progress           $ 51,996        $ 37,280        $ 42,470
Finished goods                58,043          55,906          64,103
                            --------        --------        --------
                             110,039          93,186         106,573

Less LIFO allowance           (5,219)         (4,957)         (4,543)
                             -------        --------        --------
                            $104,820        $ 88,229        $102,030
                            ========        ========        ========

Note 4 Acquisition of Certain Assets of Dazey Corporation
---------------------------------------------------------

On January 7, 1997, the Company acquired certain of the assets of Dazey Corporation. Assets acquired include the inventory, tooling, machinery and equipment to manufacture the kitchen electrics products of Dazey. The product lines acquired generated sales of approximately $24.0 million in calendar 1996.

The acquisition was accounted for as a purchase and, accordingly, the purchase price was allocated to the assets acquired based upon their respective fair values. The pro forma effect on revenues and operating results as if this acquisition had taken place at the beginning of the periods presented is not material. The total purchase price and an estimated allocation of that purchase price is summarized as follows (in thousands):


          Inventory                         $5,756
          Property, plant and equipment        900
          Goodwill                           3,400
          Liabilities assumed                 (190)
                                            ------
          Purchase price                    $9,866
                                            ======

Note 5  Subsequent Events
-------------------------

Treasury Stock Purchases
------------------------

During the period from April 18, 1997 through May 2, 1997, the Company repurchased 295,000 shares of its common stock at an average price of $13.99. The purchases were financed through borrowings under the Company's revolving credit facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net sales were $74.8 million in the quarter ended March 31, 1997 compared to $61.9 million in the prior year. For the nine months ended March 31, 1997, sales were $296.0 million compared to $233.3 million in the prior year.

Net sales by business unit were as follows (in millions):

                                        Three months ended    Nine months ended
                                       --------------------  -------------------
                                        03/31/97   03/31/96   03/31/97  03/31/96
                                       ---------- ---------  --------- ---------

Kitchen Electrics and Personal Care    $    35.2  $    30.8  $   153.6  $ 147.3
Home Environment                            25.8       21.4       91.1     64.0
Industrial/Building Supply                   6.5        8.0       22.8     14.1
International                                7.3        1.7       28.5      7.9
                                       ---------  ---------  ---------  -------
                                       $    74.8  $    61.9  $   296.0  $ 233.3
                                       =========  =========  =========  =======

For the quarter, most of the increase is attributable to the Home Environment and International business units, such increases being the result of the April 1996 acquisition of Bionaire, Inc. The increase in kitchen electrics sales are partially the result of the January 1997 acquisition of Dazey. Sales growth in certain of the Company's kitchen products such as slow cookers, can openers and toasters also contributed to the increase. The year-to-date sales increase was largely the result of Fasco Products (acquired in January 1996), as well as the Bionaire and Dazey acquisitions.

Gross profit was $14.3 million (19.2% of sales) for the quarter ended March 31, 1997 compared to $16.7 million (26.9% of sales) in the prior year. The decline in margins was the result of unfavorable manufacturing variances caused by low utilization at the Company's manufacturing plants together with exceptionally high service returns from retail customers. The plant under utilization has been addressed, in part, through the closing of the Company's Montreal facility (see comments regarding the restructuring charge below). Seasonality and high inventory levels also contributed to the low production levels. For the nine months ended March 31, 1997 gross margins were $78.0 million (26.3% of sales) compared to $65.4 million (28.0% of sales) in the prior year. The decline in margins for the nine month period is also the result of the third quarter variances addressed above.

Selling expenses were $11.5 million (15.4% of sales) for the quarter ended March 31, 1997 compared to $9.0 million (14.6% of sales) in the prior year. For the nine months ended March 31, 1997 such expenses were $39.0 million (13.2% of sales) compared to $27.6 million (11.8% of sales) in the prior year. The higher selling expenses as a percentage of sales is the result of expenses related to the international and industrial business units. Although the Company expects to reduce selling expenses of these business units as a percentage of sales over the next twelve months, they will likely continue to be higher than the Company's kitchen electrics and home environment business units.

General and administrative expenses were $3.1 million for the March 1997 quarter compared to $2.5 million in the prior year. For the nine months ended March 31, 1997, general and administrative expenses were $9.9 million compared to $7.9 million in the prior year. The higher expenses reflect increases in product engineering as well as management and support personnel required as a result of recent and expected future growth. General and administrative expenses declined slightly as a percentage of sales.

A restructuring charge of $3.0 million was recognized during the March 1997 quarter as a result of the decision to close the Montreal, Quebec production and shipping facility together with the consolidation of certain Canadian administrative functions. The Montreal facility was acquired as a part of the Bionaire acquisition in April, 1996. The closing reflects efforts by the Company to reduce its excess plant capacity and is expected to save nearly $3.0 million annually. The restructuring charge reflects the estimated cost of future lease obligations in excess of expected sublease income as well as severance costs.

Interest expense was $7.6 million for the nine months ended March 31, 1997 compared to $4.8 million in the prior year as a result of higher borrowings required to finance recent acquisitions. Average interest rates were also slightly higher.

Net loss for the quarter ended March 31, 1997 was a $4.3 million ($0.44 per share) compared to net earnings of $1.6 million ($0.16 per share) for the same period in the prior year. For the nine months ended March 31, 1997, net earnings were $9.5 million ($0.96 per share) compared to $14.1 million ($1.42 per share) in the prior year.

Liquidity and Capital Resources

As of March 31, 1997 the Company had $88.0 million in long term debt (including $4 million current portion) and $85 million in revolving loan commitments. Revolving credit loans outstanding were $52.9 million as of such date. The long term debt requires periodic principal payments including $4.0 million in January 1998 and $6.0 million in January 1999 and has a final maturity in 2008. The revolving credit facilities include a $75 million U.S. bank line and a Canadian facility for the Canadian dollar equivalent of U.S. $10.0 million. The U.S. revolving credit facility expires in June 1999 and currently bears interest at a floating rate of LIBOR plus .75%.

During the nine months ended March 31, 1997, the Company generated $21.7 of cash from operating activities. During this period, $16.9 million has been invested in property, plant and equipment together with the acquisition of Dazey Corporation.

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

New Accounting Pronouncement

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" which revises the calculation and presentation provisions of Accounting Principles Board Opinion 15 and related interpretations. Statement No. 128 is effective for the Company's quarter ending December 31, 1997. Retroactive application will be required. The Company believes the adoption of Statement No. 128 will not have a significant effect on its reported earnings per share.


                          PART II - OTHER INFORMATION
                          ---------------------------

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     (a)  Exhibits.

          3(b)   Amendments to Bylaws adopted May 14, 1997

          3(c)   Bylaws of the Company as amended effective May 14, 1997.

          10(j) Deferred Compensation Plan for Outside Directors effective February 11, 1997.

          11     Schedule regarding computation of per share earnings.

          27     Financial Data Schedule.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         THE RIVAL COMPANY


Dated:  May 14, 1997                     By: /s/ William L. Yager
                                                 ----------------
                                         William L. Yager
                                         President and Chief
                                         Operating Officer
                                         (Duly Authorized Officer)



Dated:  May 14, 1997                     By: /s/ W. Mark Meierhoffer
                                                 -------------------
                                         W. Mark Meierhoffer
                                         Senior Vice-President of
                                         Finance and Administration,
                                         Chief Financial Officer