Form 10-K
period 1997-06-30
RIVAL CO
filed 1997-09-04
CIK 860194

FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended June 30, 1997.

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the transition period from ____ to ____.

Commission File Number: 0-20274
                        -------

                              THE RIVAL COMPANY
            (Exact name of registrant as specified in its charter)
                      Delaware                  43-0794462
         (State or other jurisdiction of       (IRS Employer
          incorporation or organization)     Identification No.)

800 E. 101st Terrace, Kansas City, Missouri        64131
(Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code: (816) 943-4100

Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act:
        Common Stock, par value $ .01 per share

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

   (1) Yes X  No        (2) Yes X  No
          ---   ---            ---   ---
   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

   The aggregate market value of voting stock held by non-affiliates of the registrant is $118,603,000 as of August 29,1997. The non-inclusion of shares held by directors, officers and beneficial owners of more than 5% of the outstanding stock shall not be deemed an admission that such persons are affiliates of the Registrant.

                                   9,448,847
                         -----------------------------
    (number of shares of common stock outstanding as of August 29, 1997.)

Documents Incorporated by Reference

Part I and Part II incorporate information by reference from the registrant's Annual Report to Stockholders for the fiscal year ended June 30, 1997. Part III incorporates information by reference from the Registrant's definitive Proxy Statement, to be filed with the Commission for its 1997 Annual Meeting of Stockholders.

                                    PART I

Item l. Business.

   The Rival Company, the registrant, together with its subsidiaries, is referred to herein as "Rival" or as the "Company". The Company's executive offices are located at 800 E. 101st Terrace, Kansas City, Missouri 64131, and its telephone number is (816) 943-4100. The Rival Company was incorporated in Delaware on April 7, 1986 for the purpose of acquiring Rival Manufacturing Company.

General

   The Company is a leading designer, manufacturer and marketer of a variety of products including small kitchen and personal care appliances such as Crock Pot (REGISTERED TRADEMARK) slow cookers, can openers and massagers; products for the home environment including space heaters, air purifiers, sump, well and utility pumps, humidifiers and fans; and building supply and industrial products such as household ventilation, door chimes, ceiling fans and industrial fans.

   Since 1992, Rival's sales have grown from $163.5 million to $376.5 million largely as the result of seven acquisitions that enabled Rival to expand its product line beyond kitchen appliances, its primary products for over sixty years. As a consequence, Rival has expanded its sales through national hardware/home centers and has entered new markets of distribution such as electrical and industrial wholesale distributors. The Company has also broadened its international presence.

   Between January 1996 and January 1997, the Company made three acquisitions:

   * Fasco Consumer Products, Inc. ("Fasco") which manufactures an assortment of products including household ventilation, ceiling fans, door chimes and heaters was acquired in January 1996. Prior to the acquisition, Fasco generated annual sales of approximately $40.0 million in the home center, building supply and electrical wholesale distribution channels.

   * Bionaire, Inc. ("Bionaire") which assembles and sells air purifiers and humidifiers for household use was acquired in April, 1996. Prior to the acquisition, Bionaire had annual sales of approximately $57.0 million with retail distribution in the U.S., Canada and Europe.

   * Dazey Corporation ("Dazey"). In January 1997, the Company acquired certain assets, primarily consisting of inventory, equipment and tooling, for the manufacture and sale of products including fryers, combination cookers, skillets, indoor grills and waffle makers. Sales of these products, which will be marketed under the Rival brand name, are estimated to be approximately $20 million annually.

These three acquisitions contributed $88.6 million to fiscal 1997 consolidated sales.

   The Company distributes the Rival (REGISTERED TRADEMARK), Rival Select (REGISTERED TRADEMARK), Simer (REGISTERED TRADEMARK), Pollenex (REGISTERED TRADEMARK), Patton (REGISTERED TRADEMARK), Bionaire (REGISTERED TRADEMARK), Fasco (REGISTERED TRADEMARK) and White Mountain (REGISTERED TRADEMARK) product lines to substantially all major retail outlets in the U.S. and Canada, including such mass merchants as Kmart, Target and Wal-Mart; hardware/home centers such as Ace Hardware, Home Depot and Lowes; department stores, catalog showrooms and warehouse clubs. The Company also sells Patton commercial fans and Fasco building supply and home products to industrial and electrical dealers and distributors. The Company has focused its resources to provide its customers with superior service, product innovation and marketing support. To accomplish this, the Company has developed automated ordering, shipping, invoicing and data storage and retrieval systems that are linked to the retailers "point-of-sale" systems. These automated systems are supported by close coordination between the traffic, warehousing, sales support and finance departments of the retailer and the Company.

   The Company believes that its highly integrated and cost effective manufacturing represents a competitive strength. The Company manufactures approximately 70% of the products it sells. Its seven manufacturing facilities (all of which are located in the U.S.) produce electric motors, molded plastic components, screw machine parts, stampings and stoneware. The Company believes that the ability to manufacture the majority of its products in North America is one of the Company's fundamental strengths. Manufacturing capability gives the Company flexibility, bargaining power with third party vendors, quality control, and quick response time. The ability to manufacture is also helpful in evaluating a prospective acquisition.

   The Company believes it has significant opportunities for continued growth through the enhancement of existing product lines, new product development, and product line acquisitions. The Company believes that product line acquisitions will continue to be a significant factor in the future growth of the Company. The continuing consolidation within the retail sector, the increasing automation demands and the trend of major retailers to reduce the number of suppliers are expected to provide opportunities to acquire product lines with established positions and shelf space. The Company also believes that its relationships with major retailers and its existing broad product offerings can enhance the shelf space of product lines which Rival may acquire. The Company believes that it has adequate access to financing and that its recent experience in making successful acquisitions will facilitate future acquisitions.

Products and Business Units

   The Company manages its operations through four business units:

   * Kitchen Electrics and Personal Care. This group sells products including Crock Pot (REGISTERED TRADEMARK) slow cookers, toasters, ice cream freezers, can openers, food slicers, mixers, indoor grills, irons, potpourri simmerers, fryers, skillets, and massagers to retailers and two step distributors throughout the United States.

   * Home Environment. This group sells products including fans, air purifiers, humidifiers, electric space heaters, sump, well and utility pumps, showerheads, and household ventilation to retail customers throughout the United States.

   * Industrial and Building Supply. Our industrial group sells products including industrial fans and drum blowers, household ventilation, ceiling fans, door chimes, electric heaters and household convenience items to electrical and industrial wholesale distributors throughout the United States.

   * International. Our international group sells the Company's products in Canada and Europe from its sales and distribution facilities in Toronto and the Netherlands. It also ships products from the United States to distributors in Latin America and Asia.

   The following table indicates the Company's net sales by business unit together with sales made directly to consumers for the periods presented:

                                                     Years ended June 30
                                                  ------------------------
                                                        (in millions)
    Product Category                                1997     1996     1995
    ----------------                              ------   ------   ------
Kitchen electrics and personal care               $188.8   $178.9   $161.6
Home environment                                   116.5     91.8     55.6
Industrial/building supply                          30.8     26.9      3.8
International                                       35.8     12.9      6.9
Consumer                                             4.6      3.4      3.8
                                                  ------   ------   ------
   Total                                          $376.5   $313.9   $231.7
                                                  ======   ======   ======

   The majority of the Company's sales are in product lines which are relatively mature and thus provide a stable base of revenues. Future growth is expected to be generated primarily from 1) the introduction of new products and product lines under each of the Company's brand names, 2) expansion and enhancement of the customer base and distribution for Patton and Fasco products, 3) future acquisitions and 4) increased sales through international markets.

Product Development

   The Company has an internal product development team dedicated to product line enhancements, and the introduction of new products. As part of this effort, the Company maintains its own engineering and development department to conduct research activities relating to the improvement of existing products and the development of new products. This department presently consists of over 60 people, including engineers, product designers, draftsmen and product managers. The Company also retains the services of outside engineering and design consultants from time to time. The Company's expenditures for product engineering and development were $4.5 million, $3.1 million and $2.5 million for the years ended June 30, 1997, 1996 and 1995, respectively. Costs associated with changes to existing products and the development of new products are charged to operations as incurred. As a result of acquisitions, the Company has been able to significantly strengthen the engineering and development department without increasing the department's expenditures as a percent of the Company's net sales.

   Internal product development is critical, not only for growth, but also to maintain existing market share. The Company regularly enhances existing products by adding new features and modernizing their design in order to maintain their visual appeal and competitiveness.

Acquisitions

   For a number of years, the Company's growth strategy has included the selective acquisitions of modest sized product lines. The Company acquires a product line when it believes it can use either its manufacturing or distribution strengths to reduce costs or increase sales. The Company has had sufficient resources to more aggressively pursue this strategy since its initial public offering in June 1992. In fiscal 1993, the Company acquired the assets of Simer Pump, a $22 million assembler of sump, well and utility pumps and of Pollenex Corporation, a $28 million marketer of massagers, showerheads and air cleaners. In fiscal 1994, the Company acquired operating assets of White Mountain Freezer, Inc., a $3 million manufacturer of premium quality ice cream freezers. In 1995, the Company acquired Patton Electric Company, a $40 million manufacturer of space heaters and fans for household and industrial use. In 1996, the Company acquired Fasco Consumer Products, Inc. which generates approximately $40 million in sales of household ventilation products, ceiling fans, door chimes and other household products to retailers and electrical wholesale distributors and it acquired Bionaire, Inc. with over $50 million in sales of humidifiers and air purifiers to retailers. And in 1997, the Company acquired certain assets of Dazey Corporation for the manufacture and sale of an assortment of small kitchen electric appliances with sales of approximately $20 million.

   The housewares and hardware industries includes hundreds of companies with limited product offerings and annual sales below $50 million. The fragmented nature of the industry together with the continuing retail consolidation and increasing automation requirements are expected to result in additional acquisition opportunities. The Company believes that given its strong financial condition, broad customer base, manufacturing expertise and recent acquisition experience, it is poised to capitalize on such opportunities. As such, product line acquisitions remain a key component of the Company's long term growth strategy.

Marketing

   The vast majority of the Company's sales are to the retail trade. For this reason, the Company directs its marketing efforts at the retailer. The Company's products are sold in all major channels of distribution including mass merchants, hardware/home centers, department stores, catalog showrooms, warehouse clubs, drug stores, military exchanges, mail order companies and premium companies. Rival's broad distribution to retailers throughout the U.S. and Canada was a key consideration in each of the seven acquisitions consummated by the Company since 1992. Simer's, Patton's and Fasco's strong distribution in hardware/home centers in conjunction with the Rival and Pollenex product lines has provided the Company with the opportunity to combine the strengths of each of the sales organizations. The consolidated group can thus focus its combined efforts on the retail trade which provides the Company and its customers with efficiencies in distribution, warehousing, computer systems and sales and purchasing personnel. The Patton and Fasco acquisitions also provide the Company with a new class of customers, the industrial and electrical distributors.

   The approximate breakdown of the Company's sales by class of customer is as follows:

                                                        Years ended June 30
                                                        -------------------
Class of Customer                                        1997   1996   1995
-----------------                                        ----   ----   ----
Mass Merchant                                             44%    47%    48%
Hardware/Home Center                                      17     17     17
Department Store                                          12      9     12
Electrical and Industrial Distributor                      9     10      2
Drug Store, Warehouse Clubs and Other                     18     17     21
                                                         ----   ----   ----
                                                         100%   100%   100%
                                                         ====   ====   ====

   The Company reaches its customers through its sales organization which consists of a combination of in-house sales managers, field sales associates and independent manufacturers' representative firms.

   The Company's largest customer, Wal-Mart (including Sam's Wholesale Club), accounted for 26% of net sales in fiscal 1997 and 1996, and 28% of net sales in fiscal 1995. The Company's next five largest customers in fiscal 1997 represented 19% of net sales. While the Company does not have long-term contractual relationships with any of its customers, it has been doing business with Wal-Mart and with its next five largest customers continuously for over ten years. The strategy of providing quality products at a promotional price is consistent with the marketing strategy of mass merchants who often use promotions in the small appliance department to create consumer traffic in their stores.

   The Company works closely with its retail customers in planning their marketing programs and promotions. The Company's advertising strategy is designed to supplement the marketing programs of its customers. Rather than stressing national advertising, the Company devotes approximately 80% of its advertising budget to more cost-effective cooperative advertising with retailers, such as circulars and inserts. The cooperative advertising provides identification of the Company's various brand names together with the name of the retailer.

Customer Service

   The Company's major customers have developed programs of "Quick Response" to reduce inventory and related carrying costs and improve in-stock positions. These programs have continued to grow in importance as retailers have reduced their overall number of vendors in order to minimize freight, warehousing and vendor support costs, such as paperwork and personnel costs. In conjunction with the retailers' systems, the Company has developed automated ordering, shipping and invoicing systems and has been able to combine products sold under more than one of the Company's brand names to certain retailers to help minimize the retailers' support costs.

   Point of sales information is utilized to generate orders through an Electronic Data Interchange ("EDI") computer system. Additionally, the Company's distribution facilities in Clinton and Sedalia, Missouri, New Haven, Indiana, Fayetteville, North Carolina, and Toronto, Canada incorporate state-of-the-art computer systems that provide information on shipping directly back to the customers' systems. The Company believes that its accommodation of its customers' "Quick-Response" programs has further solidified its position as a key supplier to its most important customers.

Manufacturing

   The Company's seven plants, all of which are in the U.S, manufacture and assemble approximately 70% of the products it sells. The Company's remaining products are produced, to its specifications, primarily in China. The Company's plants are highly integrated and produce electric motors, injection molded plastic components, screw machine parts, stampings and stoneware.

   The ability to manufacture the majority of its products in the U.S. is one of the Company's fundamental strengths. Manufacturing capability gives the Company flexibility, bargaining power with third party vendors, quality control, and quick response time when high demand for product results in customers placing reorders with short delivery dates.

   The Company operates four manufacturing and assembly facilities in rural Missouri (Clinton, Sedalia, Sweet Springs and Warrensburg), near Kansas City, Missouri which specialize in the production of kitchen electrics. A facility in Flowood, Mississippi produces the stoneware for the Company's Crock-Pot (REGISTERED TRADEMARK) slow cookers, Potpourri Crocks (REGISTERED TRADEMARK) and Crock Grills (REGISTERED TRADEMARK). Additionally, the Company operates a facility in New Haven, Indiana which produces fans and heaters and a facility in Fayetteville, North Carolina which specializes in home environment and building supply products. In the past five years, the Company has spent approximately $33.6 million to build a new distribution facility in Sedalia, Missouri and to significantly upgrade manufacturing capabilities.

Seasonality

   A significant percentage of the products sold by the Company are given as gifts and, as such, sell at larger volumes during the holiday season.
When holiday shipments are combined with seasonal products such as heaters and humidifiers, sales during the months of August through November are at a higher level than during the other months of the year. Additionally, the Company's working capital requirements, primarily inventories and receivables, peak during the fall. The Company meets these seasonal working capital needs through borrowings under its revolving credit facility. Five of the Company's product lines have sales with specific seasonal trends. These are space heaters and humidifiers which are sold primarily during the fall and winter, and ice cream freezers, pumps and fans which are sold primarily during the spring and summer.

Competition

   The markets for the Company's products are mature and highly competitive. Competition is based upon price, access to retail shelf space, product enhancements, new product introductions, as well as marketing support and distribution systems. Several competitors, most notably, Black & Decker, Sunbeam/Oster, and Hamilton Beach/Proctor Silex, each generate annual sales of small electric household appliances which are higher than sales of the Company. Other significant competitors include Wayne Home Equipment, Masco, Nortek, Teledyne, Honeywell, Holmes, National Presto, Toastmaster, and West Bend. Smaller manufacturers compete with the Company on a limited product-offering basis. A few European manufacturers, such as Braun, Group SEB and Moulinex have established niches in the small electric household appliance market, particularly in the high-end department store trade.

Trademarks and Patents

   The Company considers its various trademarks to be a valuable tool in the marketing of its products. Of particular importance to the Company are the Rival (REGISTERED TRADEMARK), Rival Select (REGISTERED TRADEMARK), Simer (REGISTERED TRADEMARK), Pollenex (REGISTERED TRADEMARK), Patton (REGISTERED TRADEMARK), Bionaire (REGISTERED TRADEMARK), White Mountain (REGISTERED TRADEMARK) and the Crock-Pot (REGISTERED TRADEMARK) trademarks. In the course of its operations, the Company files patent applications covering various aspects of the items produced. While the Company's mechanical and design patents in the aggregate are considered to be of importance to the Company, the overall business is not dependent upon any single patent or group of patents.

Regulation

   The Company is subject to federal, state and local regulations concerning the environment, occupational safety and health, and consumer product safety. The Company has not experienced significant difficulty in complying with such regulations and compliance has not had a material adverse effect on the Company's business. All of the Company's electric-powered products are listed by Underwriters Laboratories, Inc. or the Canadian Underwriters Laboratories, Inc., which are independent, not-for-profit corporations engaged in the testing of products for compliance with certain public safety standards.

Foreign Operations

   Approximately 10 percent of the Company's sales are generated by its international operations. Information regarding foreign operations is incorporated herein by reference from the information provided in Note 12 to Consolidated Financial Statements from the Company's Annual Report to Stockholders for the fiscal year ended June 30, 1997, page 30.

Employees

   The Company has approximately 2,500 full-time associates including 250 salaried personnel, except during August through November when employment will likely increase by approximately 10%. Approximately 360 hourly associates at the Flowood, Mississippi plant are represented by a labor organization under a collective bargaining agreement which expires in December 1998. The Company considers its labor relations to be excellent and has experienced no work stoppage or labor dispute during the past ten years.

Item 2. Properties
                          Owned/    Square
      Location            Leased     Feet         Present Use
      --------            ------   -------        -----------
Kansas City, Missouri     leased    32,000    General Offices
Sedalia, Missouri         owned    157,000    Manufacturing & assembly
                          leased    67,000    Manufacturing and assembly
                          owned    216,000    Warehousing and distribution
Clinton, Missouri         owned    164,000    Manufacturing & assembly
                          owned    279,000    Warehousing & distribution
Sweet Springs, Missouri   owned    125,000    Manufacturing and service
                                              return processing
Warrensburg, Missouri     leased    68,000    Manufacturing & assembly
Flowood, Mississippi      owned    142,000    Manufacturing
New Haven, Indiana        owned    302,000    Manufacturing & distribution
Peru, Indiana             owned    172,000    Warehousing
Fayetteville, North
  Carolina                owned    282,500    Manufacturing & assembly
                          owned     60,000    Warehousing & distribution
Mississauga, Ontario      leased    55,000    General office, warehousing &
                                              distribution

   The Warrensburg plant and 67,000 square feet of the Sedalia plant are occupied under long-term leases which give the Company the option to purchase the relevant property at a nominal cost. The general offices are occupied under a lease through 2005. The Mississauga facility is leased through July 2002.

Item 3. Legal Proceedings.

   The Company is party to various product liability lawsuits relating to its products and incidental to its business. The Company believes that many of the personal injury and damage claims brought against it arise from the misuse or misapplication of the Company's products and rarely involve manufacturing defects. In such cases, the Company vigorously defends against such actions. Historically, product liability awards have rarely exceeded the Company's individual per occurrence self-insured retention. There can be no assurance, however, that the Company's future product liability experience will be consistent with its past experience. The Company believes that the ultimate conclusion of the various pending claims and lawsuits of the Company will not have a material adverse affect on the consolidated financial statements of the Company.

Item 4. Submission of Matters to be a Vote of Security Holders.

   None.


                                   PART II

Item 5. Market for the registrant's common equity and related stockholder matters.

   Incorporated herein by reference from the information provided under the caption "Common Stock Price Range" in the Company's Annual Report to Stockholders for the fiscal year ended June 30, 1997, page 32.


Item 6. Selected financial data.

   Incorporated herein by reference from the Company's Annual Report to Stockholders for the fiscal year ended June 30, 1997, page 14.


Item 7. Management's discussion and analysis of financial condition and results of operations.

   Incorporated herein by reference from the Company's Annual Report to Stockholders for the fiscal year ended June 30, 1997, pages 15-19.


Item 7A. Quantitative and qualitative disclosure about market risk.

   Incorporated herein by reference from the Company's Annual Report to Stockholders for the fiscal year ended June 30, 1997, Note 1, page 25.


Item 8. Financial statements and supplementary data.

   Incorporated herein by reference from the Company's Annual Report to Stockholders for the fiscal year ended June 30, 1997, pages 20-31.


Item 9. Changes in and disagreements with accountants on accounting and financial disclosure.


                                    None.


                                  PART III

Item 10. Directors and executive officers of the registrant.


Item 11. Executive compensation.


Item 12. Security ownership of certain beneficial owners and management.


Item 13. Certain relationships and related transactions.

   Information incorporated into Items 10, 11, 12 and 13 above by reference from the information included under the captions entitled "Nominees for Election," "Executive Officers," "Executive Compensation," "Security Ownership of Certain Beneficial Owners and Management" and "Related Party Transaction" in the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A with respect to its 1997 Annual Meeting of Stockholders.

                                   PART IV


Item 14. Exhibits, financial statement schedules and reports on Form 8-K.

   a) The financial statements and schedules listed in the accompanying index to consolidated financial statements and financial statement schedules on page 10 are filed as part of this report.

   b) The exhibits listed in the accompanying index to exhibits are filed as part of this report.

                       THE RIVAL COMPANY AND SUBSIDIARIES

                   Index to Consolidated Financial Statements

                       and Financial Statement Schedules


                                    INDEX


                                                      Page Reference
                                                      --------------
                                                               Annual Report
                                                                    to
                                                 Form 10-K     Stockholders
                                                 ---------     ------------

Independent Auditors' Report                                        31

Financial Statements:

   Consolidated Balance Sheets--June
    30, 1997 and 1996                                               20

   Consolidated Statements of Earnings--
    Years Ended June 30, 1997, 1996,
    and 1995                                                        21

   Consolidated Statements of Stockholders'
    Equity--Years Ended June 30, 1997,
    1996, and 1995                                                  22

   Consolidated Statements of Cash Flows--
    Years Ended June 30, 1997, 1996 and 1995                        23

   Notes to Consolidated Financial Statements                    24-31

Financial Statement Schedule:

   Independent Auditors' Report on
    Financial Statement Schedule
    and Consent                                     11

   Schedule VII - Valuation and
    Qualifying Accounts                             12

                     INDEPENDENT AUDITORS' REPORT ON FINANCIAL
                         STATEMENT SCHEDULE AND CONSENT



The Board of Directors
The Rival Company:


The audits referred to in our report dated August 4, 1997 included the related financial statement schedule for each of the years in the three-year period ended June 30, 1997, included in the 1997 annual report on Form 10-K. This financial statement schedule is the responsibility of The Rival Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits. In our opinion such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We consent to incorporation by reference in the registration statement (No. 33-69392) on Form S-8 of The Rival Company of the above report and our report dated August 4, 1997 relating to the consolidated balance sheets of The Rival Company and subsidiaries as of June 30, 1997 and 1996, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended June 30, 1997, which report is incorporated by reference in the June 30, 1997 annual report on Form 10-K of The Rival Company.






Kansas City, Missouri                  /s/ KPMG Peat Marwick, LLP
                                       --------------------------
September 2, 1997                          KPMG Peat Marwick, LLP

SCHEDULE VII

                      THE RIVAL COMPANY AND SUBSIDIARIES
                                ______________

                       VALUATION AND QUALIFYING ACCOUNTS
                            (amounts in thousands)


                                 Additions   Additions
                     Beginning  Charged to      from      Deductions   Ending
                      Balance     Expense   Acquisitions     (A)      Balance
                      -------     -------   ------------    -----     -------

Allowance for collection
loss and discounts:

Year ended 6-30-97     $2,785      $  986      $  ---      $1,213      $2,558

Year ended 6-30-96     $1,909      $  463      $  547      $  134      $2,785

Year ended 6-30-95     $1,693      $  356      $  351      $  491      $1,909


(A): Write-off of accounts and changes in discount allowances.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   THE RIVAL COMPANY
   By: /s/ Thomas K. Manning
       ---------------------
   Chief Executive Officer
   September 2, 1997

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

Signature                  Title                            Date
---------                  -----                            ----

/s/ Thomas K. Manning
-------------------------
Thomas K. Manning          Chairman of the Board of         September 2, 1997
                           Directors, Chief Executive
                           Officer
                           (Principal Executive Officer)

/s/ William L. Yager
-------------------------
William L. Yager           President, Chief Operating       September 2, 1997
                           Officer and Director

/s/ W. Mark Meierhoffer
-------------------------
W. Mark Meierhoffer        Senior Vice President,           September 2, 1997
                           Chief Financial Officer
                           (Principal Accounting and
                           Financial Officer)

/s/ William S. Endres
-------------------------
William S. Endres          Senior Vice President Sales and  September 2, 1997
                           Marketing and Director

/s/ Darrel M. Sanders
-------------------------
Darrel M. Sanders          Senior Vice President            September 2, 1997
                           Operations and Director

/s/ Jack J. Culberg
-------------------------
Jack J. Culberg            Director                         September 2, 1997

/s/ Todd Goodwin
-------------------------
Todd Goodwin               Director                         September 2, 1997

/s/ John E. Grimm, III
-------------------------
John E. Grimm, III         Director                         September 2, 1997

/s/ Lanny R. Julian
-------------------------
Lanny R. Julian            Director                         September 2, 1997

/s/ Noel Thomas Patton
-------------------------
Noel Thomas Patton         Director                         September 2, 1997

/s/ Beatrice B. Smith
-------------------------
Beatrice B. Smith          Director                         September 2, 1997

                              INDEX TO EXHIBITS

                                                                  Sequentially
Exhibit                                                             Numbered
Number                              Exhibit                           Page
------                              -------                           ----

2 (a)    Agreement of Sale, dated September 11, 1992 between the
         Rival Company and the Marley Company, relative to the acquisition by the Company of specified assets of Simer
         Pump (incorporated by reference to Exhibit 2 to Registrant's Form 8-K dated as of September 15, 1992).
  (b)    Purchase Agreement by and between The Rival Company and
         Pollenex Corporation dated April 30, 1993 (incorporated by reference to Exhibit 1 to Registrant's Form 8-K dated as of April 30, 1993).
  (c)    Purchase Agreement by and among Rival Acquisition Company,
         The Rival Company and Patton Electric Company, Inc., Giant
         Lion Trading, Ltd. and Noel Thomas Patton and Eve M. Patton dated April 21, 1995 (incorporated by reference to Exhibit 1 to Registrant's Form 8-K dated as of April 21, 1995).
  (d) Stock Purchase Agreement between H.S. Investments, Inc. as seller, and The Rival Company, as buyer as of December 29, 1995 (incorporated by reference to Exhibit 2 to Form 8-K dated as of January 2, 1996).
  (e) Offer to purchase all of the Common Shares of Bionaire Inc. (Offering Circular) dated March 5, 1995 (incorporated by reference to Exhibit 1 to Form 8-K dated as of April 2, 1996).
3 (a) Restated Certificate of Incorporation of The Rival Company, a Delaware corporation (the "Company") (incorporated by reference to Exhibit 3(a) to Registrant's Form 10-K for the year ended June 30, 1992).
  (b) Bylaws of the Company (incorporated by reference to Exhibit 3(b) to Registrant's Form 10-Q for the quarter ended December 31, 1994).
4 (a) Form of Certificate representing shares of Common Stock, par value $.01 per share (incorporated by reference to Exhibit 4(a) to Registrant's Registration Statement on
         Form S-1, Registration Number 33-46794 dated June 2, 1992 ("Registrant's S-1")).
  (b)    Form of Certificate of Ownership and Merger of The Rival
         Company into Rival Manufacturing Company (incorporated by reference to Registrant's S-1).
10(a)    Note Purchase Agreement for $50,000,000 Senior Unsecured
         Notes dated as of July 23, 1993 between the Company and the Purchasers listed therein (incorporated by reference to Registrant's Form 10-K for the year ended June 30, 1993).
  (b)    Note Purchase Agreement for $50,000,000 Senior Unsecured
         Notes dated as of April 15, 1996 between the Company and The Purchasers listed therein (incorporated by reference to Registrant's Form 10-Q for the quarter ended March 31, 1996).
  (c)    Credit Agreement for a $75,000,000 Revolving Credit
         Facility dated as of April 15, 1996 between the Company, the banks listed therein and, NationsBank of Texas, N.A.
         as agent (incorporated by reference to Registrant's Form
         10-Q for the quarter ending March 31, 1996).
  (d) ** The Company's 1986 Stock Option Plan, as amended and restated (incorporated by reference to Exhibit 10(a) to Registrant's S-1).
  (e) ** The Company's 1994 Stock Option Plan (incorporated by reference to Exhibit A to Registrant's Proxy Statement, dated September 23, 1994 for its 1994 Annual Meeting of Shareholders).
  (f) ** Rival Secular Trust Agreement (incorporated by reference to
         Exhibit 10(e) to Registrant's S-1).

  (g) ** Employment Agreements, dated as of February 1, 1989 between the Company and Thomas K. Manning, William S. Endres, Darrel Sanders and William L. Yager (incorporated by reference to Registrant's Form 10-K for the year ended June 30, 1993).
  (h) *  Description of The Rival Company, Management Incentive
         Compensation Plan.
  (i) * Employment Agreement dated as of December 1, 1996 between the ** Company and W. Mark Meierhoffer.
11    *  Statement regarding computation of earnings per share of the Company.
13    *  Annual Report to Stockholders for fiscal year ended June 30,
         1997 (except for those pages which are specifically incorporated herein by reference, the Company's Annual Report is not to be deemed filed as part of this report.)
21    *  List of subsidiaries of the Company.
23    *  Independent auditors' consent

__________________________


      *  Filed herewith

      ** Management contract or compensation plan arrangement required to be filed as an exhibit pursuant to Item14(c) of Form 10-K.

__________________________


The above exhibits may be obtained by Shareholders upon written request to the Office of the Secretary, 800 E. 101st Terrace, Kansas City, Missouri 64131.