Form 10-Q
period 1997-09-30
RIVAL CO
filed 1997-11-12
CIK 860194

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C.  20549

                                   FORM 10-Q


( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997.

                                 OR

(   )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _________________

Commission file number 0-20274
                       -------


                               THE RIVAL COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                       43-0794462
 -------------------------------                      -------------------
 (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                      Identification No.)


 800 E. 101st Terrace, Kansas City, MO                         64131
----------------------------------------                     ----------
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

          As of September 30, 1997, the registrant had 9,448,847 shares of common stock, par value $.01 per share, outstanding.

                               THE RIVAL COMPANY
                                   FORM 10-Q
                       QUARTER ENDED SEPTEMBER 30, 1997


                                     INDEX

PART I. - FINANCIAL INFORMATION                                             Page
ITEM 1.  Financial Statements

     (1) Condensed Consolidated Financial Statements (unaudited):

         Condensed Consolidated Balance Sheets as of
         September 30, 1997, September 30, 1996, and
         June 30, 1997.                                                        3

         Condensed Consolidated Statements of Earnings
         for the three months ended September 30, 1997
         and September 30, 1996.                                               4

         Condensed Consolidated Statements of Cash Flows for
         the three months ended September 30, 1997 and
         September 30, 1996.                                                   5

     (2) Notes to Condensed Consolidated Financial Statements                  6

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.                                  7


PART II. - OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K                                      9

                        PART I - FINANCIAL INFORMATION

                      THE RIVAL COMPANY AND SUBSIDIARIES
                      ----------------------------------
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 September 30, 1997 and 1996 and June 30, 1997
                            (amounts in thousands)
                                  (unaudited)

                                                  09/30/97    09/30/96    06/30/97
                                                 ---------   ---------   ---------

ASSETS

  Current assets:
     Cash                                        $     476   $     195   $     194
     Accounts receivable                            85,696      90,583      74,663
     Inventories                                   118,106     116,385     105,287
     Deferred income taxes                           2,584       1,602       2,584
     Prepaid expenses                                2,097       3,149       1,375
                                                 ---------   ---------   ---------

       Total current assets                        208,959     211,914     184,103

  Property, plant and equipment, net                47,008      41,823      46,695
  Goodwill                                          61,688      59,562      62,314
  Other assets                                       5,301       6,074       5,493
                                                 ---------   ---------   ---------

                                                 $ 322,956   $ 319,373   $ 298,605
                                                 =========   =========   =========

LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:
     Notes payable to banks                      $  78,175   $  69,306   $  65,075
     Current portion of long-term debt               4,000       4,000       4,000
     Trade accounts payable                         20,758      25,172      15,477
     Income taxes payable                            3,497       3,592       1,231
     Other payables and accrued expenses            13,992      14,226      13,501
                                                 ---------   ---------   ---------

       Total current liabilities                   120,422     116,296      99,284

  Long-term debt, less current portion              84,000      88,000      84,000
  Deferred income taxes and other liabilities        5,009       4,232       4,931

  Stockholders' equity:
     Common stock                                       98          98          98
     Paid-in capital                                45,656      45,519      45,656
     Retained earnings                              72,865      66,032      69,706
     Treasury stock, at cost                        (4,438)       (310)     (4,438)
     Foreign currency translation adjustments         (656)       (494)       (632)
                                                 ---------   ---------   ---------

       Total stockholders' equity                  113,525     110,845     110,390
                                                 ---------   ---------   ---------

                                                 $ 322,956   $ 319,373   $ 298,605
                                                 =========   =========   =========


See accompanying notes to condensed consolidated financial statements.

                       THE RIVAL COMPANY AND SUBSIDIARIES
                       ----------------------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
          Three months ended September 30, 1997 and September 30, 1996
                (amounts in thousands, except per share amounts)
                                  (unaudited)

                                           Three months ended
                                           ------------------
                                       09/30/97           09/30/96
                                      ---------          ---------
Net sales                             $  96,697          $  99,650
Cost of sales                            71,119             71,067
                                      ---------          ---------
Gross profit                             25,578             28,583

Selling expenses                         12,999             13,309
General and administrative expenses       3,255              3,305
Amortization of goodwill and
  other intangibles                         779                741
                                      ---------          ---------

Operating income                          8,545             11,228

Interest expense                          2,587              2,491
Other expense, (income) net                   3                (18)
                                      ---------          ---------

Earnings before income taxes              5,955              8,755
Income tax expense                        2,229              3,479
                                      ---------          ---------

Net earnings                          $   3,726          $   5,276
                                      =========          =========

Weighted average common and
  common equivalent shares
  outstanding                             9,663              9,948
                                      =========          =========

Net earnings per common share         $    0.39          $    0.53
                                      =========          =========


See accompanying notes to condensed consolidated financial statements.

                      THE RIVAL COMPANY AND SUBSIDIARIES
                       --------------------------------
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         Three months ended September 30, 1997 and September 30, 1996
                            (amounts in thousands)
                                  (unaudited)

                                                             Three months ended
                                                            -------------------
                                                            09/30/97   09/30/96
                                                            --------   --------
Cash flows from operating activities:
 Net earnings                                               $  3,726   $  5,276
 Adjustments to reconcile net earnings to
   net cash used by operating activities:
  Depreciation and amortization                                2,679      2,465
  Other                                                           78        113
  Changes in assets and liabilities:
   Accounts receivable                                       (11,033)   (16,480)
   Inventories                                               (12,819)   (14,355)
   Prepaid expenses                                             (722)    (1,007)
   Accounts payable and accruals                               5,772      5,507
   Income taxes payable                                        2,266      3,395
                                                            --------   --------

    Net cash used by operating activities                    (10,053)   (15,086)
                                                            --------   --------

Cash flows from investing activities:
 Capital expenditures                                         (2,189)    (3,167)
 Other                                                            (9)        88
                                                            --------   --------
    Net cash used by investing activities                     (2,198)    (3,079)
                                                            --------   --------

Cash flows from financing activities:
 Net borrowings under
  working capital loans                                       13,100     17,410
 Dividends paid                                                 (567)      (585)
 Other                                                            --         32
                                                            --------   --------
    Net cash provided by
     financing activities                                     12,533     16,857
                                                            --------   --------

Net increase (decrease) in cash                                  282     (1,308)
                                                            --------   --------
Cash at beginning of period                                      194      1,503
                                                            --------   --------

Cash at end of period                                            476        195
                                                            ========   ========

    See accompanying notes to condensed consolidated financial statements.

                      THE RIVAL COMPANY AND SUBSIDIARIES
                       --------------------------------
             Notes to Condensed Consolidated Financial Statements
         Three Months Ended September 30, 1997 and September 30, 1996

Note 1
------

In the opinion of Management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position of the Company as of September 30, 1997 and the results of its operations and its cash flows for the three months ended September 30, 1997 and September 30, 1996. The June 30, 1997, condensed consolidated balance sheet has been derived from the audited consolidated financial statements as of that date. These financial statements have been prepared in accordance with the instructions to Form 10-Q. To the extent that information and footnotes required by generally accepted accounting principles for complete financial statements are contained in or consistent with the audited consolidated financial statements incorporated by reference in the Company's Form 10-K for the year ended June 30, 1997, such information and footnotes have not been duplicated herein.

Note 2
------

The results of operations for the three months ended September 30, are not indicative of the results to be expected for the full year due to the seasonal nature of the Company's operations.

Note 3 Inventories
------------------

The following is a summary of inventories at September 30, 1997 and 1996 and June 30, 1997 (in thousands):

                         Sept. 30, 1997   Sept. 30, 1996   June 30, 1997
                         --------------   --------------   -------------
  Raw materials and
    work in progress        $ 51,402         $ 45,794         $ 52,933
  Finished goods              72,369           75,360           57,794
                            --------         --------         --------
                             123,771          121,154          110,727
  Less LIFO allowance         (5,665)          (4,769)          (5,440)
                            --------         --------         --------

                            $118,106         $116,385         $105,287
                            ========         ========         ========

Note 4 Business Segments
------------------------

     The Rival Company manages its operations through four business units: kitchen electrics and personal care (kitchen electrics), home environment, industrial and building supply (industrial) and international. The kitchen electrics business unit sells products including Crock-Pot(R) slow cookers, toasters, ice cream freezers, can openers and massagers to retailers throughout the U.S. The home environment business unit sells products including fans, air purifiers, humidifiers, electric space heaters, utility pumps and household ventilation to retailers throughout the U.S. The industrial group sells products including industrial fans and drum blowers, household ventilation, ceiling fans, door chimes and electric heaters to electrical and industrial wholesale distributors throughout the U.S. The international business unit sells the Company's products outside the U.S.

    The Company is reporting business segment information in accordance with the provisions of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" which was issued in June 1997.

    The Rival Company evaluates performance based upon contribution margin, which it defines as gross margin less selling expenses. Administrative functions such as finance and management information systems are centralized and are not allocated to the business units. The various business units share manufacturing and distribution facilities. Costs of operating the manufacturing plants are allocated to the business units through full-absorption standard costing and distribution costs are allocated based upon volume shipped from each distribution center.

     Summary financial information for each reportable segment, together with non-business unit results consisting of sales directly to consumers, for the three month periods ended September 30, 1997 and 1996 is as follows (in thousands):

September                Kitchen         Home
1997                    Electrics     Environment     Industrial     International     Other      Total
-------------------     ---------     -----------     ----------     -------------     ------     -------
Net sales                $49,601        $26,366         $9,076          $10,320        $1,334     $96,697
Gross profit              13,955          5,598          2,426            2,840           759      25,578
Selling  expenses          5,714          3,076          2,143            1,683           383      12,999
Contribution margin        8,241          2,522            283            1,157           376      12,579

September                Kitchen         Home
1996                    Electrics     Environment     Industrial     International     Other      Total
-------------------     ---------     -----------     ----------     -------------     ------     -------
Net sales                $50,402        $31,694         $9,684          $ 7,065        $  805     $99,650
Gross profit              15,406          7,810          2,395            2,439           533      28,583
Selling expenses           5,443          3,278          2,692            1,579           317      13,309
Contribution margin        9,963          4,532           (297)             860           216      15,274

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net sales were $96.7 million in the quarter ended September 30, 1997 compared to $99.7 million in the prior year. The sales decline was primarily in the home environment products and resulted from later than normal shipments of seasonal products, such as heaters, and a decline in sales of humidifiers and air cleaners. Sales of products in the kitchen electrics business unit decreased by 2% due to delayed ordering by retailers of holiday-season products. International sales increased by $3.3 million, due primarily to sales in Latin America.

Gross profit was $25.6 million (26.5% of sales) for the quarter ended September 30, 1997 compared to $28.6 million (28.7% of sales) in the prior year. The decline in gross margins as a percentage of sales was due in part, to a change in sales mix. Sales declines of certain high margin products including novelty massagers and air purifiers were offset by increased sales of lower margin products including promotionally priced irons. Start-up costs related to transferring production of major product lines including heaters, humidifiers and air purifiers from plants closed during last year's restructuring to the Company's other plants, also contributed to the lower margins. Evidence of improved efficiency in plant operations and an upturn in gross margin emerged in September, after unfavorable variances in July and August.

Selling expenses were $13.0 million (13.4% of sales) for the current quarter compared to $13.3 million (13.4% of sales) in the prior year. The decline in selling expenses reflects a decrease in fixed costs from the consolidation of certain sales and administrative functions.

General and administrative expenses decreased 1.5% to $3.3 million. Substantial savings were achieved due to the consolidation of certain administrative functions in Canada, however, these were largely offset by increased legal and professional expenses incurred involving the Company's intellectual property.

Interest expense increased from $2.5 million to $2.6 million due to increased borrowings.

Net earnings for the quarter ended September 30, 1997 were $3.7 million ($0.39 per share) compared to $5.3 million ($0.53 per share) for the same period in the prior year.

Liquidity and Capital Resources

As of September 30, 1997 the Company had $88 million in long term debt (including $4 million current portion) and $100 million in revolving loan commitments. Revolving credit loans outstanding were $78.2 million as of such date. The long-term debt requires periodic principal payments including $4.0 million in January 1998 and $6.0 million in January 1999 and has a final maturity in 2008. The revolving credit facilities include a $75 million U.S. bank line, which expires in June 1999, and a Canadian facility for the Canadian dollar equivalent of U.S. $10.0 million. The Company also has a $15 million seasonal bank line, which expires on December 31, 1997. The U.S. revolving credit facility currently bears interest at a floating rate of LIBOR plus .75%.

During the three months ended September 30, 1997, the Company used $10.1 million of cash for operating activities. The Company historically requires a significant amount of cash each fall to fund its build-up in inventories and accounts receivable during its peak-selling season. These cash requirements are funded through borrowings on the working capital line.

The Company plans to make capital expenditures of approximately $8.0 million during fiscal 1998. Management believes that cash generated from operations and its bank credit facilities will be sufficient to meet its cash requirements for the foreseeable future.

Net Earnings Per Share

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, 'Earnings Per Share' which revises the calculation and presentation provisions of Accounting Principles Board Opinion 15 and related interpretations. Statement No. 128 is effective for the Company's quarter ending December 31, 1997. Retroactive application will be required. The Company believes the adoption of Statement No. 128 will not have a significant effect on its reported earnings per share.


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



                                         THE RIVAL COMPANY


Dated:  October 31, 1997                 By:   /s/ William L. Yager
                                               ------------------------
                                               William L. Yager
                                               President and Chief
                                               Operating Officer
                                               (Duly Authorized Officer)