Form 10-Q
period 1997-12-31
RIVAL CO
filed 1998-01-28
CIK 860194

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C.  20549

                                   FORM 10-Q


( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1997.

                                      OR

(   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from _____________________ to ____________________

Commission file number 0-20274
                       -------


                               THE RIVAL COMPANY
--------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)


           Delaware                                              43-0794462
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


 800 E. 101st Terrace, Kansas City, MO                            64131
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)


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

            As of January 16, 1998, the registrant had 9,390,187 shares of common stock, par value $.01 per share, outstanding.

                               THE RIVAL COMPANY
                                   FORM 10-Q
                        QUARTER ENDED December 31,1997


                                     INDEX


PART I. - FINANCIAL INFORMATION                                             Page

ITEM 1.   Financial Statements

     (1)  Condensed Consolidated Financial Statements (unaudited):

          Condensed Consolidated Balance Sheets as of December 31,
          1997, December 31, 1996 and June 30, 1997.                           3

          Condensed Consolidated Statements of Operations for the three
          months and six months ended December 31, 1997 and 1996.              4

          Condensed Consolidated Statements of Cash Flows for the
          six months ended December 31, 1997 and 1996.                         5

     (2)  Notes to Condensed Consolidated Financial Statements.              6-8

ITEM 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.                                         8-9


PART II. - OTHER INFORMATION

ITEM 4    Submission of Matters to a Vote of Security Holders                 10

ITEM 6.   Exhibits and Reports on Form 8-K                                    10

                        PART I - FINANCIAL INFORMATION

                      THE RIVAL COMPANY AND SUBSIDIARIES

                        --------------------------------

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 December 31, 1997 and 1996 and June 30, 1997
                            (amounts in thousands)
                                  (unaudited)


                                             12/31/97    12/31/96    06/30/97
                                             --------    --------    --------
ASSETS
  Current assets:
     Cash                                    $     59    $  1,332    $    194
     Accounts receivable                      106,905      98,439      74,663
     Inventories                               98,498     106,601     105,287
     Deferred income taxes                      2,549       1,602       2,584
     Prepaid expenses                           1,753       2,231       1,375
                                             --------    --------    --------

       Total current assets                   209,764     210,205     184,103

     Property, plant and equipment, net        45,790      41,757      46,695
     Goodwill                                  61,538      59,029      62,314
     Other assets                               5,124       5,731       5,493
                                             --------    --------    --------

                                             $322,216    $316,722    $298,605
                                             ========    ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities:
     Notes payable to banks                  $ 69,233    $ 65,116    $ 65,075
     Current portion of long-term debt          4,000       4,000       4,000
     Trade accounts payable                    19,283      18,152      15,477
     Income taxes payable                       5,068       4,380       1,231
     Other payables and accrued expenses       14,537      13,895      13,501
                                             --------    --------    --------

       Total current liabilities              112,121     105,543      99,284

  Long-term debt, less current portion         84,000      88,000      84,000
  Deferred income taxes and other
     liabilities                                5,825       4,257       4,931

  Stockholders' equity:
     Common stock                                  98          98          98
     Paid-in capital                           45,656      45,577      45,656
     Retained earnings                         79,735      74,043      69,706
     Treasury stock, at cost                   (4,952)       (310)     (4,438)
     Foreign currency translation
      adjustments                                (267)       (486)       (632)
                                             --------    --------    --------

       Total stockholders' equity             120,270     118,922     110,390
                                             --------    --------    --------

                                             $322,216    $316,722    $298,605
                                             ========    ========    ========



See accompanying notes to condensed consolidated financial statements.

                       THE RIVAL COMPANY AND SUBSIDIARIES
               --------------------------------------------------

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
   Three months and six months ended December 31, 1997 and December 31, 1996
                (amounts in thousands, except per share amounts)
                                  (unaudited)

                                             Three months ended        Six months ended
                                             ------------------        ----------------
                                            12/31/97    12/31/96     12/31/97   12/31/96
                                            --------    --------     --------   --------

Net sales                                   $127,852    $121,566     $224,549   $221,216
Cost of sales                                 93,680      86,520      164,799    157,587
                                            --------    --------     --------   --------

Gross profit                                  34,172      35,046       59,750     63,629

Selling expenses                              15,056      14,205       28,055     27,514
General and administrative
    expenses                                   3,624       3,411        6,879      6,717
Amortization of goodwill &
    other intangible assets                      706         748        1,485      1,488
                                            --------   ---------     --------   --------

Operating income                              14,786      16,682       23,331     27,910

Interest expense                               2,872       2,739        5,459      5,230
Other (income) expense, net                      (95)         12          (92)        (6)
                                            --------   ---------     --------   --------

Earnings before income taxes
Income tax expense                            12,009      13,931       17,964     22,686
                                               4,572       5,337        6,801      8,816
                                            --------   ---------     --------   --------

Net earnings                                $  7,437   $   8,594    $  11,163  $  13,870
                                            ========   =========    =========  =========

Weighted average common
    shares outstanding                         9,446       9,734        9,448      9,732
                                            ========   =========    =========  =========

Net earnings per common
    share (Basic EPS)                          $0.79       $0.88        $1.18      $1.43
                                            ========   =========    =========  =========

Weighted average common
    and common equivalent
    shares outstanding                         9,598       9,973        9,631      9,961
                                            ========   =========    =========  =========

Net earnings per common
    share (Diluted EPS)                        $0.77       $0.86        $1.16      $1.39
                                            ========   =========    =========  =========




See accompanying notes to condensed consolidated financial statements.

                      THE RIVAL COMPANY AND SUBSIDIARIES
              __________________________________________________

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           Six months ended December 31, 1997 and December 31, 1996
                            (amounts in thousands)
                                  (unaudited)

                                                            Six months ended
                                                            ----------------

                                                          12/31/97     12/31/96
                                                          --------     --------
Cash flows from operating activities:
 Net earnings                                             $ 11,163     $ 13,870
 Adjustments to reconcile net earnings to
   net cash used by operating activities:
    Depreciation and amortization                            5,621        5,223
    Other                                                      144          138
    Changes in assets and liabilities, net
     of acquisitions:
     Accounts receivable                                   (32,242)     (24,336)
     Inventories                                             6,789       (4,571)
     Prepaid expenses                                         (378)         (89)
     Accounts payable and accruals                           4,842       (1,844)
     Deferred income taxes                                      35           --
     Income taxes payable                                    3,837        4,183
                                                          --------     --------

    Net cash used by operating activities                     (189)      (7,426)
                                                          --------     --------

Cash flows from investing activities:
 Capital expenditures                                       (3,185)      (5,065)
 Other                                                         (21)         178
                                                          --------     --------

    Net cash used by investing activities                   (3,206)      (4,887)
                                                          --------     --------

Cash flows from financing activities:
 Net borrowings under
  working capital loans                                      4,158       13,220
 Repurchase of common stock                                   (514)          --
 Dividends paid                                             (1,134)      (1,168)
 Other                                                         750           90
                                                          --------     --------

    Net cash provided by financing activities                3,260       12,142
                                                          --------     --------

Net decrease in cash                                          (135)        (171)
Cash at beginning of period                                    194        1,503
                                                          --------     --------

Cash at end of period                                     $     59     $  1,332
                                                          ========     ========


See accompanying notes to condensed consolidated financial statements.

                      THE RIVAL COMPANY AND SUBSIDIARIES
              __________________________________________________

             Notes to Condensed Consolidated Financial Statements
           Six Months Ended December 31, 1997 and December 31, 1996

Note 1
------

In the opinion of Management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position of the Company as of December 31, 1997 and 1996 and the results of its operations and its cash flows for the periods ended December 31, 1997 and 1996. The June 30, 1997 condensed consolidated balance sheet has been derived from the audited consolidated financial statements as of that date. These financial statements have been prepared in accordance with the instructions to Form 10-Q. To the extent that information and footnotes required by generally accepted accounting principles for complete financial statements are contained in or consistent with the audited consolidated financial statements incorporated by reference in the Company's Form 10-K for the year ended June 30, 1997, such information and footnotes have not been duplicated herein.

Note 2  Seasonality
-------------------

The results of operations for the six months ended December 31, are not indicative of the results to be expected for the full year due to the seasonal nature of the Company's operations.

Note 3 Inventories
------------------

The following is a summary of inventories at December 31, 1997 and 1996 and June 30, 1997 (in thousands):


                        12/31/97   12/31/96    06/30/97
                        --------   --------    --------
Raw Materials and
 work in progress      $  43,968   $ 44,069    $ 52,933
Finished goods            60,420     67,525      57,794
                       ---------   --------    --------
                         104,388    111,594     110,727

Less LIFO allowance       (5,890)    (4,993)     (5,440)
                       ---------   --------    --------
                       $  98,498   $106,601    $105,287
                       =========   ========    ========

Note 4  Derivative Financial Instruments
----------------------------------------

In conjunction with the sale of $50 million in 7.21% unsecured notes in April 1996, the Company entered into a twelve year interest rate swap transaction with Bank of America, N.A. (B of A) in the notional amount of $25 million. The effect of the swap transaction was to convert the interest payment stream on $25 million of the notes to a variable rate which was approximately 0.45% above the prevailing six-month LIBOR rate. During November 1997, the Company entered into an agreement with B of A to terminate the interest rate swap agreement in exchange for a payment by B of A to the Company in the amount of $750,000. The Company will recognize the $750,000 gain as a reduction of interest expense through the 2008 maturity of the underlying notes resulting in an effective interest rate to maturity of 6.74% on $25 million of the notes.

Note 5  Business Segments
-------------------------

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

Summary financial information for each reportable segment, together with non-business unit results consisting of sales directly to consumers, for the three month periods ended December 31, 1997 and 1996 is as follows (in thousands):


     December           Kitchen      Home                    Inter-
       1997            Electrics  Environment  Industrial   national  Other    Total
--------------------------------------------------------------------------------------
Net sales                $74,809    $26,097      $5,839      $19,163  $1,944  $127,852
Gross profit              20,347      6,079       1,251        5,431   1,064    34,172
Selling expenses           6,996      3,379       1,783        2,513     385    15,056
Contribution margin       13,351      2,700        (532)       2,918     679    19,116

     December           Kitchen      Home                    Inter-
       1996            Electrics  Environment  Industrial   national  Other    Total
--------------------------------------------------------------------------------------
Net sales                $69,296    $30,138      $6,607      $14,180  $1,345  $121,566
Gross profit              21,524      5,637       1,614        5,381     890    35,046
Selling expenses           6,486      3,494       1,699        2,161     365    14,205
Contribution margin       15,038      2,143         (85)       3,220     525    20,841

Summary financial information for the six-month periods ended December 31, 1997 and 1996 is as follows (in thousands):


     December           Kitchen      Home                    Inter-
       1997            Electrics  Environment  Industrial   national  Other    Total
--------------------------------------------------------------------------------------
Net sales               $124,410    $52,463      $14,915     $29,483  $3,278  $224,549
Gross profit              34,302     11,677        3,677       8,271   1,823    59,750
Selling expenses          12,710      6,455        3,926       4,196     768    28,055
Contribution margin       21,592      5,222         (249)      4,075   1,055    31,695

     December           Kitchen      Home                    Inter-
       1996            Electrics  Environment  Industrial   national  Other    Total
--------------------------------------------------------------------------------------
Net sales               $119,698    $61,832      $16,291     $21,245  $2,150  $221,216
Gross profit              36,930     13,447        4,009       7,820   1,423    63,629
Selling expenses          11,929      6,772        4,391       3,740     682    27,514
Contribution margin       25,001      6,675         (382)      4,080     741    36,115

Note 6  Treasury Stock Purchases

During December 1997, the Company repurchased 37,700 shares of its common stock at a price of $13.625 per share. In January 1998, the Company repurchased an additional 50,000 shares of its common stock at a price of $13.125. The purchases were financed through borrowings under the Company's revolving credit agreement.

Note 7  Net Earnings Per Share

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" which revises the calculation and presentation provisions of Accounting Principles Board Opinion 15 ("APB 15") and related interpretations. Statement No. 128 has been adopted in the accompanying financial statements with retroactive application. Basic earnings per share excludes dilution and is computed by dividing net earnings by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted earnings per share is computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding. Common stock options, which are common stock equivalents, have a dilutive effect on earnings per share in all periods and are therefore included in the computation of diluted earnings per share. Diluted earnings per share in the accompanying statements of operations is identical to the primary earnings per share previously presented in accordance with APB 15.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net sales were $127.9 million for the quarter ended December 31, 1997 compared to $121.6 million in the prior year. For the first six months of the fiscal year, sales were $224.5 million compared to $221.6 million in the prior year. Sales growth for the quarter was due in part to later than normal ordering patterns resulting in a shift of sales from the Company's first fiscal quarter to its second quarter. Year to date sales increased 1.5% due to strong international sales, primarily in Canada and Latin America. Kitchen electric sales increased by 4% as strong demand for the Crock Pot(R) slow cooker and new products from the Dazey acquisition more than offset declines in toasters and novelty massagers. Sales in home environment declined by 15% due to reduced retail placement of seasonal products including heaters and humidifiers.

Gross profit was $34.2 million (26.7% of sales) for the current year's quarter compared to $35.0 million (28.8% of sales) in the prior year. For the six months, gross profit decreased to $59.8 million (26.6% of sales) from $63.6 million (28.8% of sales) in the prior year. Approximately one half of the decline in gross profit as a percentage of sales was the result of decreased sales of the higher margin novelty massagers. The balance of the decrease was due to a higher accrual for service cost and a competitive retail environment.

Selling expenses were $15.1 million (11.8% of sales) for the quarter compared to $14.2 million (11.7% of sales) in the prior year. For the six months, selling expenses were $28.1 million (12.5% of sales) compared to $27.5 million (12.4% of sales) in the prior year. The increased selling expenses reflect higher promotional and product development costs, partially offset by a decline in fixed expenditures including lower personnel costs.

General and administrative costs were $3.6 million for the quarter compared to $3.4 million in the prior year. For the six months, general and administrative costs increased 2% to $6.9 million. Substantial savings were achieved due to the consolidation of certain administrative functions in Canada, however, these were largely offset by increased legal and professional expenses incurred involving the Company's intellectual property.

Interest expense increased from $5.2 million to $5.5 million for the six months due to increased borrowings as the Company invested $10 million in the acquisition of certain assets of Dazey Corporation and repurchased $4.6 million of the Company's common stock during the past twelve months.

Net earnings for the quarter ended December 31, 1997 were $7.4 million ($0.77 per share) compared to $8.6 million ($0.86 per share) in the prior year. For the six months, net earnings were $11.2 million ($1.16 per share) compared to $13.9 million ($1.39 per share) in the prior year.

Liquidity and Capital Resources

As of December 31, 1997 the Company had $88.0 million in long term debt (including $4 million current portion) and $85 million in revolving loan commitments. Revolving credit loans outstanding were $69.2 million as of such date. The long-term debt requires periodic principal payments including $4.0 million in January 1998 and $6.0 million in January 1999 and has a final maturity in 2008. The revolving credit facilities include a $75 million U.S. bank line and a Canadian facility for the Canadian dollar equivalent of U.S. $10.0 million. The U.S. revolving credit facility expires in June 1999 and currently bears interest at a floating rate of LIBOR plus .75%.

During the six months ended December 31, 1997, the Company used $0.2 million of cash for operating activities as compared to a use of $7.4 million of cash for operating activities for the same period in the prior year. The Company historically requires a significant amount of cash each fall to fund its build-up in inventories and accounts receivable during its peak selling season. These cash requirements are funded through borrowings on the working capital line. The decrease in cash used in operating activities in the current year primarily reflects a concerted effort by the Company to reduce inventory levels.

The Company plans to make capital expenditures of approximately $9.0 million during fiscal 1998. Management believes that cash generated from operations and its bank credit facility will be sufficient to meet its cash requirements for the foreseeable future.

New Accounting Pronouncement

In 1997, the Financial Accounting Standard's Board issued Statement No. 130, "Reporting Comprehensive Income". This statement, which is effective for fiscal years beginning after December 15, 1997 expands disclosures and will have no impact on the Company's reported financial position, results of operations or cash flow.

Computer Systems and the Year 2000

During the past several years, the Company has replaced all of its computer software applications and, as a result, all of its systems are Year 2000 compliant (i.e., support proper processing of transactions relating to the year 2000 and beyond.)

                          PART II - OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          A regular annual meeting of shareholders was held on November 4, 1997. Each of the Company's directors was elected to a one-year term. The respective votes were as follows: Thomas K. Manning 7,591,481 shares voted for election and 34,215 shares withheld votes; William S. Endres, 7,591,691 shares voted for election and 34,005 shares withheld votes; Darrel M. Sanders, 7,591,481 shares voted for election and 34,215 shares withheld votes; William L. Yager, 7,550,744 shares voted for election and 74,952 shares withheld votes; Jack J. Culberg, 7,591,006 shares voted for election and 34,690 shares withheld votes; Todd Goodwin 7,592,956 shares voted for election and 32,740 shares withheld votes; John E. Grimm, III, 7,592,606 shares voted for election and 33,090 shares withheld votes; Lanny R. Julian, 7,592,801 shares voted for election and 32,895 shares withheld votes; Beatrice
          B. Smith, 7,592,481 shares voted for election and 33,215 shares withheld votes; Noel Thomas Patton, 7,593,501 shares voted for election and 32,195 shares withheld votes. Additionally, the shareholders voted to ratify the appointment of KPMG Peat Marwick as independent public accountants for the Company for the fiscal year ending June 30, 1998. The vote was 7,599,476 shares voted for ratification, 5,818 shares voted against ratification and 20,402 shares for which the vote was withheld.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

          11    Schedule regarding computation of per share earnings.

     (b)  Reports on Form 8-K

          None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         THE RIVAL COMPANY



Dated:  January 23, 1998                 By: /s/ William L. Yager
                                            ------------------------
                                             William L. Yager
                                             President and Chief
                                             Operating Officer
                                             (Duly Authorized Officer)



Dated:  January 23, 1998                 By: /s/ W. Mark Meierhoffer
                                            -------------------------
                                             W. Mark Meierhoffer
                                             Senior Vice-President of
                                             Finance and Administration,
                                             Chief Financial Officer