Form 10-Q
period 1998-03-31
RIVAL CO
filed 1998-04-20
CIK 860194

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C.  20549

                                   FORM 10-Q

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998.

                                      OR

(   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    --------------------
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

            As of April 13, 1998, the registrant had 9,396,227 shares of common stock, par value $.01 per share, outstanding.

                               THE RIVAL COMPANY
                                   FORM 10-Q
                         QUARTER ENDED March 31, 1998

                                     INDEX

PART I. - FINANCIAL INFORMATION                                                     Page
ITEM 1.  Financial Statements

     (1)  Condensed Consolidated Financial Statements (unaudited):

          Condensed Consolidated Balance Sheets as of March 31, 1998, March 31,
          1997 and June 30, 1997.                                                       3

          Condensed Consolidated Statements of Operations for the three months
          and nine months ended March 31, 1998 and 1997.                                4

          Consolidated Statements of Cash Flows for the nine months ended March
          31, 1998 and 1997.                                                            5

     (2)  Notes to Condensed Consolidated Financial Statements.                       6-8

ITEM 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations.                                                     9-10

PART II. - OTHER INFORMATION

ITEM 4    Submission of Matters to a Vote of Security Holders                          10

ITEM 6.   Exhibits and Reports on Form 8-K                                             10

                        PART I - FINANCIAL INFORMATION

                      THE RIVAL COMPANY AND SUBSIDIARIES

                        ------------------------------

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   March 31, 1998 and 1997 and June 30, 1997
                            (amounts in thousands)
                                  (unaudited)

                                             03/31/98   03/31/97   06/30/97
                                             --------   --------   --------
ASSETS
   Current assets:
      Cash                                   $  1,438   $    369   $    194
      Accounts receivable                      68,877     71,014     74,663
      Inventories                              99,319    104,820    105,287
      Deferred income taxes                     1,872      2,632      2,584
      Prepaid expenses                          1,597      2,091      1,375
                                             --------   --------   --------

         Total current assets                 173,103    180,926    184,103

      Property, plant and equipment, net       45,840     43,173     46,695
      Goodwill                                 60,978     62,919     62,314
      Other assets                              4,908      5,504      5,493
                                             --------   --------   --------

                                             $284,829   $292,522   $298,605
                                             ========   ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current Liabilities:
      Notes payable to banks                 $ 44,000   $ 52,946   $ 65,075
      Current portion of long-term debt         6,000      4,000      4,000
      Trade accounts payable                   14,362     16,696     15,477
      Income taxes payable                      3,855      1,113      1,231
      Other payables and accrued expenses      13,325     15,523     13,501
                                             --------   --------   --------

         Total current liabilities             81,542     90,278     99,284

   Long-term debt, less current portion        78,000     84,000     84,000
   Deferred income taxes and other
     liabilities                                5,766      4,289      4,931

   Stockholders' equity:
      Common stock                                 98         98         98
      Paid-in capital                          45,908     45,626     45,656
      Retained earnings                        79,344     69,120     69,706
      Treasury stock, at cost                  (5,608)      (310)    (4,438)
      Foreign currency translation
        adjustments                              (221)      (579)      (632)
                                             --------   --------   --------

         Total stockholders' equity           119,521    113,955    110,390
                                             --------   --------   --------

                                             $284,829   $292,522   $298,605
                                             ========   ========   ========

See accompanying notes to condensed consolidated financial statements.

                       THE RIVAL COMPANY AND SUBSIDIARIES

               ------------------------------------------------

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
      Three months and nine months ended March 31, 1998 and March 31, 1997
                (amounts in thousands, except per share amounts)
                                  (unaudited)

                                  Three months ended     Nine months ended
                                  ------------------     -----------------

                                  03/31/98   03/31/97    03/31/98   03/31/97
                                 ---------  ---------   ---------  ---------

Net sales                        $  70,851  $  74,828   $ 295,400  $ 296,044
Cost of sales                       53,199     60,488     217,998    218,075
                                 ---------  ---------   ---------  ---------

Gross profit                        17,652     14,340      77,402     77,969

Selling expenses                    10,758     11,510      38,813     39,024
General and administrative
    expenses                         3,180      3,136      10,059      9,853
Restructuring expenses                  --      3,000          --      3,000
Amortization of goodwill &
    other intangible assets            704        847       2,189      2,335
                                 ---------  ---------   ---------  ---------

Operating income (loss)              3,010     (4,153)     26,341     23,757

Interest expense                     2,392      2,376       7,851      7,606
Other expense, net                     151         39          59         33
                                 ---------  ---------   ---------  ---------

Earnings (loss) before income
  taxes                                467     (6,568)     18,431     16,118
Income tax expense (benefit)           200     (2,230)      7,001      6,586
                                 ---------  ---------   ---------  ---------

Net earnings (loss)              $     267  $  (4,338)  $  11,430  $   9,532
                                 =========  =========   =========  =========

Weighted average common
    shares outstanding               9,395      9,741       9,430      9,735
                                 =========  =========   =========  =========

Net earnings (loss)
    per common share
    (Basic EPS)                  $    0.03  $   (0.45)  $    1.21  $    0.98
                                 =========  =========   =========  =========

Weighted average common
    and common equivalent
    shares outstanding               9,529      9,741       9,596      9,963
                                 =========  =========   =========  =========

Net earnings (loss) per
    common share
    (Diluted EPS)                $    0.03  $   (0.45)  $    1.19  $    0.96
                                 =========  =========   =========  =========


See accompanying notes to condensed consolidated financial statements.

                      THE RIVAL COMPANY AND SUBSIDIARIES

             -----------------------------------------------------

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              Nine months ended March 31, 1998 and March 31, 1997
                            (amounts in thousands)
                                  (unaudited)

                                                   Nine months ended
                                                   -----------------

                                                  03/31/98    03/31/97
                                                  --------    --------
Cash flows from operating activities:
 Net earnings                                     $  11,430   $  9,532
 Adjustments to reconcile net earnings to
   net cash used by operating activities:
    Depreciation and amortization                     7,857      7,822
    Other                                               109        170
    Changes in assets and liabilities, net
     of acquisitions:
     Accounts receivable                              5,786      3,089
     Inventories                                      5,968      2,966
     Prepaid expenses                                  (222)        51
     Accounts payable and accruals                   (1,291)    (1,862)
     Deferred income taxes                              712     (1,030)
     Income taxes payable                             2,624        916
                                                  ---------   --------

    Net cash provided by operating activities        32,973     21,654
                                                  ---------   --------

Cash flows from investing activities:
 Capital expenditures                                (5,198)    (7,291)
 Acquisition of business                                 --    (11,001)
 Other                                                  504         68
                                                  ---------   --------

    Net cash used by investing activities            (4,694)   (18,224)
                                                  ---------   --------

Cash flows from financing activities:
 Net borrowings (repayments) under
   working capital loans                            (21,075)     1,050
 Payment of long term debt                           (4,000)    (4,000)
 Net proceeds from issuance of common stock             252        138
 Repurchase of common stock                          (1,170)        --
 Dividends paid                                      (1,792)    (1,752)
 Other                                                  750         --
                                                  ---------   --------

    Net cash used by financing activities           (27,035)    (4,564)
                                                  ---------   --------

Net increase (decrease) in cash                       1,244     (1,134)
Cash at beginning of period                             194      1,503
                                                  ---------   --------

Cash at end of period                             $   1,438   $    369
                                                  =========   ========


See accompanying notes to condensed consolidated financial statements.

                      THE RIVAL COMPANY AND SUBSIDIARIES

                           ------------------------

             Notes to Condensed Consolidated Financial Statements
              Nine Months Ended March 31, 1998 and March 31, 1997

Note 1
------

In the opinion of Management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position of the Company as of March 31, 1998 and 1997 and the results of its operations and its cash flows for the periods ended March 31, 1998 and 1997. The June 30, 1997 condensed consolidated balance sheet has been derived from the audited consolidated financial statements as of that date. These financial statements have been prepared in accordance with the instructions to Form 10-Q. To the extent that information and footnotes required by generally accepted accounting principles for complete financial statements are contained in or consistent with the audited consolidated financial statements incorporated by reference in the Company's Form 10-K for the year ended June 30, 1997, such information and footnotes have not been duplicated herein.

Note 2  Seasonality
-------------------

The results of operations for the nine months ended March 31, are not indicative of the results to be expected for the full year due to the seasonal nature of the Company's operations.

Note 3 Inventories
------------------

The following is a summary of inventories at March 31, 1998 and 1997 and June 30, 1997 (in thousands):



                        3/31/98    3/31/97    06/30/97
                        -------    --------   ---------
Raw Materials and
  work in progress      $ 41,334    $ 51,996   $ 52,933
Finished goods            64,100      58,043     57,794
                        --------    --------   --------
                         105,434     110,039    110,727

Less LIFO allowance       (6,115)     (5,219)    (5,440)
                        --------    --------   --------
                        $ 99,319    $104,820   $105,287
                        ========    ========   ========

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

The Company is reporting business segment information in accordance with the provisions of Financial Accounting Standards No. 131, `Disclosures about Segments of an Enterprise and Related Information' which was issued in June 1997.

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

Summary financial information for each reportable segment, together with non-business unit results consisting of sales directly to consumers, for the three month periods ended March 31, 1998 and 1997 is as follows (in thousands):


March                           Kitchen        Home                  Inter-
1998                           Electrics    Environment  Industrial  national   Other   Total
-----------------------------------------------------------------------------------------------
Net sales                       $ 35,692      $20,973     $ 4,987    $ 7,292   $1,907  $ 70,851
Gross profit                       8,655        5,132       1,191      1,699      975    17,652
Selling  expenses                  4,343        2,871       1,662      1,446      436    10,758
Contribution margin                4,312        2,261        (471)       253      539     6,894

March                           Kitchen        Home                  Inter-
1997                           Electrics    Environment  Industrial  national   Other   Total
-----------------------------------------------------------------------------------------------
Net sales                       $ 35,080      $24,715     $ 6,470    $ 7,217   $1,346  $ 74,828
Gross profit                       5,350        4,773       1,540      1,853      824    14,340
Selling expenses                   4,344        3,674       2,026      1,095      371    11,510
Contribution margin                1,006        1,099        (486)       758      453     2,830

Summary financial information for the nine-month periods ended March 31, 1998 and 1997 is as follows (in thousands):

March                           Kitchen        Home                  Inter-
1998                           Electrics    Environment  Industrial  national   Other   Total
-----------------------------------------------------------------------------------------------
Net sales                       $160,102      $73,436     $19,902    $36,775   $5,185  $295,400
Gross profit                      42,957       16,809       4,868      9,970    2,798    77,402
Selling  expenses                 17,053        9,326       5,588      5,642    1,204    38,813
Contribution margin               25,904        7,483        (720)     4,328    1,594    38,589

March                           Kitchen        Home                  Inter-
1997                           Electrics    Environment  Industrial  national   Other   Total
-----------------------------------------------------------------------------------------------
Net sales                       $154,778      $86,547     $22,761    $28,462   $3,496  $296,044
Gross profit                      42,280       18,220       5,549      9,673    2,247    77,969
Selling expenses                  16,273       10,446       6,417      4,835    1,053    39,024
Contribution margin               26,007        7,774        (868)     4,838    1,194    38,945


Note 6 Treasury Stock Purchases
-------------------------------

During December 1997, the Company repurchased 37,700 shares of its common stock at a price of $13.625 per share. In January 1998, the Company repurchased an additional 50,000 shares of its common stock at a price of $13.125. The purchases were financed through borrowings under the Company's revolving credit agreement.

Note 7 Net Earnings Per Share
-----------------------------

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" which revises the calculation and presentation provisions of Accounting Principles Board Opinion 15 ("APB 15") and related interpretations. Statement No. 128 has been adopted in the accompanying financial statements with retroactive application. Basic earnings per share excludes dilution and is computed by dividing net earnings by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted earnings per share is computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding. Common stock options, which are common stock equivalents, have a dilutive effect on earnings per share in all periods except the March 1997 quarter and are therefore included in the computation of diluted earnings per share for such other periods. Diluted earnings per share in the accompanying statements of operations is identical to the primary earnings per share previously presented in accordance with APB 15 except for the March 1997 quarter.

Note 8 Contingencies
--------------------

On January 23, 1998, the Court of Appeal in Quebec increased a judgment against four defendants, including Biotech Electronics Ltd. ("Biotech") from CDN $0.2 million to CDN $2.9 million (U.S. $2.1 million) together with interest and other costs. The total judgment is approximately CDN $7.2 million (U.S. $5.1 million).

Biotech was the predecessor of Bionaire, Inc. which was acquired by the Company in April 1996 and subsequently merged into the Company's wholly owned subsidiary, The Rival Company of Canada, Ltd. ("Rival-Canada"). The litigation relates to Biotech stock transactions in 1984 over 12 years prior to the acquisition of Bionaire by the Company. Regardless, because of the relationship of these corporations, the judgement, if not modified, will be a joint and several obligation of Rival-Canada and the co-defendants. The judgment is substantially in excess of the net worth of Rival-Canada which is approximately CDN $1.3 million (U.S. $0.9 million).

Rival-Canada has filed its motion seeking leave to file an appeal before the Supreme Court of Canada. Additionally, the Company is exploring the likelihood of recoveries from insurance carriers, from the other defendants and in the event the judgment is not reversed and Rival-Canada must ultimately participate in satisfying it, abandoning Rival-Canada and doing business in that country through another entity.

The ultimate liability under this litigation, if any, cannot be reasonably estimated at this time. The Company believes that the ultimate conclusion of this litigation will not have a material adverse effect on the consolidated financial condition of the Company but could have a material effect on results of operations for an individual quarterly reporting period. Certain of the foregoing are forward looking statements, and are subject to uncertainties related to ongoing litigation and settlement negotiations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net sales were $70.9 million for the quarter ended March 31, 1998 compared to $74.8 million in the prior year. For the first nine months of the fiscal year, sales were $295.4 million compared to $296.0 million in the prior year. The sales decline for the quarter was the result of lower shipments of seasonal home environment products such as fans, pumps, heaters and humidifiers in the U.S. and Canada. Warmer and drier than normal weather patterns in key markets adversely impacted sales in our home environment, industrial and building products and international business units. The kitchen electrics business unit reported a 2% sales gain for the quarter and a 3% increase year to date due to strong sales of Crock Pot (R) slow cookers and new products from the Dazey acquisition which more than offset declines in sales of toasters and novelty massagers. Sales of home environment products have declined 15% year to date due to reduced retail placement as well as the aforementioned unfavorable weather factor. Sales in the international business unit have increased 29% year to date due to sales gains in Canada and Latin America.

Gross profit was $17.7 million (24.9% of sales) for the current year's quarter compared to $14.3 million (19.2% of sales) in the prior year. For the nine months, gross profit was $77.4 million (26.2% of sales) compared to $78.0 million (26.3% of sales) in the prior year. The improved third quarter margins were largely the result of improved plant utilization due to the benefits of the restructuring that occurred in the prior year together with higher manufacturing volume resulting from lower inventories at the start of the period. Year to date margins were essentially flat as a percentage of sales as improvements in manufacturing utilization and the reduced overhead have been offset by declining sales of high margin novelty massagers and price pressures in the competitive retail environment.

Selling expenses were $10.8 million (15.2% of sales) for the quarter compared to $11.5 million (15.4% of sales) in the prior year. For the nine months, selling expenses were $38.8 million (13.1% of sales) compared to $39.0 million (13.2% of sales) in the prior year. The Company has increased its investment in marketing and product development and has largely offset such increases with reductions in fixed selling expenditures including lower personnel costs.

General and administrative costs were $3.2 million for the quarter compared to $3.1 million in the prior year. For the nine months, general and administrative costs increased 2% to $10.1 million. Substantial savings were achieved due to the consolidation of certain administrative functions in Canada, however, these were largely offset by increased legal and professional expenses incurred involving the Company's intellectual property.

A restructuring charge of $3.0 million was recognized during the March 1997 quarter as a result of the decision to close the Montreal, Quebec production and shipping facility together with the consolidation of certain Canadian administrative functions. The restructuring charge represented the estimated cost of ongoing lease obligations in excess of anticipated sublease income as well as severance costs.

Interest expense was substantially unchanged for the most recent quarter as compared to the prior year as interest rates increased slightly and average borrowings declined. Interest expense for the nine months increased from $7.6 million to $7.9 million. The increase was primarily the result of higher borrowings caused by the Company's investment of $10 million in the January 1997 acquisition of certain assets of Dazey Corporation and its repurchase of $5.3 million of the Company's common stock during the past twelve months.

Net earnings for the quarter ended March 31, 1998 were $0.3 million ($0.03 per share) compared to a loss of $4.3 million ($0.45 per share) in the prior year. For the nine months, net earnings were $11.4 million ($1.19 per share) compared to $9.5 million ($0.96 per share) in the prior year.

Liquidity and Capital Resources

As of March 31, 1998 the Company had $84.0 million in long term debt (including $6 million current portion) and $75 million in revolving loan commitments. Revolving credit loans outstanding were $44.0 million as of such date. The long-term debt requires periodic principal payments including $6.0 million in January 1999 and has a final maturity in 2008. The revolving credit facility expires in June 1999 and currently bears interest at a floating rate of LIBOR plus .75%.

During the nine months ended March 31, 1998, the Company generated $33.0 million of cash from operating activities as compared to $21.7 million of cash generated in the prior year. The increase in cash from operating activities was the result of improved working capital management.

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

Computer Systems and the Year 2000

During the past several years, the Company has replaced all of its significant computer software applications and, as a result, all of such systems are Year 2000 compliant (i.e., support proper processing of transactions relating to the year 2000 and beyond.) The Company has created a task force to review Year 2000 compliance of its key suppliers and service providers in an effort to reduce the potential adverse impact on its operations from non-compliance by such parties. The cost of this review is not expected to be significant.

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


                                         THE RIVAL COMPANY



Dated:  April 20, 1998                   By:  /s/ William L. Yager
                                              ------------------------
                                         William L. Yager
                                         President and Chief
                                         Operating Officer
                                         (Duly Authorized Officer)



Dated:  April 20, 1998                   By:  /s/ W. Mark Meierhoffer
                                              -------------------------
                                         W. Mark Meierhoffer
                                         Senior Vice-President of
                                         Finance and Administration,
                                         Chief Financial Officer