Form 10-K
period 1998-06-30
RIVAL CO
filed 1998-09-04
CIK 860194

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended June 30, 1998.

                                      OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the transition period from to .

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

   Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

   The aggregate market value of voting stock held by non-affiliates of the registrant is $49,280,000 as of August 26,1998. The non-inclusion of shares held by directors, officers and beneficial owners of more than 5% of the outstanding stock shall not be deemed an admission that such persons are affiliates of the Registrant.

                                  9,303,827
                       --------------------------------
     (number of shares of common stock outstanding as of August 26, 1998.)

Documents Incorporated by Reference

Part I and Part II incorporate information by reference from the registrant's Annual Report to Stockholders for the fiscal year ended June 30, 1998. Part III incorporates information by reference from the Registrant's definitive Proxy Statement, to be filed with the Commission for its 1998 Annual Meeting of Stockholders.

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

General

   The Company is a leading designer, manufacturer and marketer of a variety of products including small kitchen and personal care appliances such as Crock Pot(REGISTERED TRADEMARK) slow cookers, can openers and massagers; products for the home environment including space heaters, air purifiers, showerheads, utility pumps, humidifiers and fans; and building supply and industrial products such as household ventilation, door chimes, ceiling fans and industrial fans.

   Since 1992, Rival's sales have grown from $163.5 million to $376.9 million largely as the result of seven acquisitions that enabled Rival to expand its product line beyond kitchen appliances, its primary products for over sixty years. As a consequence, Rival has expanded its sales through national hardware/home centers and has entered new markets of distribution such as electrical and industrial wholesale distributors. The Company has also broadened its international presence.

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

   * Dazey Corporation ("Dazey). In January 1997, the Company acquired certain assets, primarily consisting of inventory, equipment and tooling, for the manufacture and sale of products including fryers, combination cookers, skillets, indoor grills and waffle makers. Sales of these products, which will be marketed under the Rival brand name, are estimated to be approximately $20 million annually.

   The company made no acquisitions in fiscal 1998 as management focused on further integration and improvements to operations acquired in prior years.

   The Company distributes the Rival(REGISTERED TRADEMARK), Rival Select (REGISTERED TRADEMARK), Simer (REGISTERED TRADEMARK), Pollenex (REGISTERED TRADEMARK), Patton (REGISTERED TRADEMARK), Bionaire (REGISTERED TRADEMARK), and White Mountain (REGISTERED TRADEMARK) product lines to substantially all major retail outlets in the U.S. and Canada, including such mass merchants as Kmart, Target and Wal-Mart; hardware/home centers such as Ace Hardware, Home Depot and Home Quarters; department stores, catalog showrooms and warehouse clubs. The Company also sells Patton commercial fans and building supply and home products to industrial and electrical dealers and distributors. The Company has focused its resources to provide its customers with superior service, product innovation and marketing support. To accomplish this, the Company has developed automated ordering, shipping, invoicing and data storage and retrieval systems that are linked to the retailers "point-of-sale" systems. These automated systems are supported by close coordination between the traffic, warehousing, sales support and finance departments of the retailer and the Company.

   The Company believes that its highly integrated and cost effective manufacturing represents a competitive strength. The Company manufactures approximately 70% of the products it sells. Its manufacturing facilities (all of which are located in the U.S.) produce electric motors, molded plastic components, screw machine parts, stampings and stoneware. The Company believes that the ability to manufacture the majority of its products in North America is one of the Company's fundamental strengths. Manufacturing capability gives the Company flexibility, bargaining power with third party vendors, quality control, and quick response time. The ability to manufacture is also helpful in evaluating a prospective acquisition.

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

   * Industrial and Building Supply. This group sells products including industrial fans and drum blowers, household ventilation, ceiling fans, door chimes, electric heaters and household convenience items to electrical and industrial wholesale distributors throughout the United States.

   * International. This group sells the Company's products in Canada and Europe from its sales and distribution facilities in Toronto and the Netherlands. It also ships products from the United States to distributors in Latin America and Asia.

   The following table indicates the Company's net sales by business unit together with sales made directly to consumers for the periods presented:

                                                        Years ended June 30
                                                      ------------------------
                                                           (in millions)
Product Category                                      1998     1997     1996
                                                      ------   ------   ------
Kitchen electrics and personal care                   $191.8   $188.8   $178.9
Home environment                                       104.9    116.5     91.8
Industrial/building supply                              30.0     30.8     26.9
International                                           43.7     35.8     12.9
Consumer                                                 6.5      4.6      3.4
                                                      ------   ------   ------
   Total                                              $376.9   $376.5   $313.9
                                                      ======   ======   ======


   The majority of the Company's sales are in product lines which have limited growth potential but with continuing demand that provides a stable base of revenues. Future growth is expected to be generated primarily from 1) the introduction of new products and product lines under each of the Company's brand names, 2) expansion and enhancement of the customer base and distribution for products under the Patton and Patton Building Products brands, 3) future acquisitions and 4) geographical expansion.

Product Development

   The Company has an internal product development team dedicated to product line enhancements, and the introduction of new products. As part of this effort, the Company maintains its own engineering and development department to conduct research activities relating to the improvement of existing products and the development of new products. This department presently consists of over 60 people, including engineers, product designers, draftsmen and product managers. The Company also retains the services of outside engineering and design consultants from time to time. The Company's expenditures for product engineering and development were $5.4 million, $4.5 million, and $3.1 million for the years ended June 30, 1998, 1997 and 1996, respectively. Costs associated with changes to existing products and the development of new products are charged to operations as incurred. As a result of acquisitions, the Company has been able to significantly strengthen the engineering and development department without increasing the department's expenditures as a percent of the Company's net sales.

   Internal product development is critical, not only for growth, but also to maintain existing market share. The Company regularly enhances existing products by adding new features and modernizing their design in order to maintain their visual appeal and competitiveness.

Acquisitions

   For a number of years, the Company's growth strategy has included the selective acquisitions of modest sized product lines. The Company acquires a product line when it believes it can use either its manufacturing or distribution strengths to reduce costs or increase sales. The Company has had sufficient resources to pursue this strategy since its initial public offering in June 1992. In fiscal 1993, the Company acquired the assets of Simer Pump, a $22 million assembler of sump, well and utility pumps and of Pollenex Corporation, a $28 million marketer of massagers, showerheads and air cleaners. In fiscal 1994, the Company acquired operating assets of White Mountain Freezer, Inc., a $3 million manufacturer of premium quality ice cream freezers. In 1995, the Company acquired Patton Electric Company, a $40 million manufacturer of space heaters and fans for household and industrial use. In 1996, the Company acquired Fasco Consumer Products, Inc. which generates approximately $40 million in sales of household ventilation products, ceiling fans, door chimes and other household products to retailers and electrical wholesale distributors and it acquired Bionaire, Inc. with over $50 million in sales of humidifiers and air purifiers to retailers. And in 1997, the Company acquired certain assets of Dazey Corporation for the manufacture and sale of an assortment of small kitchen electric appliances with sales of approximately $20 million.

   The housewares and hardware industries include hundreds of companies with limited product offerings and annual sales below $50 million. The fragmented nature of the industry together with the continuing retail consolidation and increasing automation requirements are expected to result in additional acquisition opportunities. The Company believes that given its strong financial condition, broad customer base, manufacturing expertise and recent acquisition experience, it is poised to capitalize on such opportunities. As such, product line acquisitions remain a key component of the Company's long term growth strategy.

Marketing

   The vast majority of the Company's sales are to the retail trade. For this reason, the Company directs its marketing efforts at the retailer. The Company's products are sold in all major channels of distribution including mass merchants, hardware/home centers, department stores, household specialty stores, warehouse clubs, drug stores, military exchanges, mail order companies and premium companies. Rival's broad distribution to retailers throughout the U.S. and Canada was a key consideration in each of the seven acquisitions consummated by the Company since 1992. Simer's and Patton's strong distribution in hardware/home centers in conjunction with the Rival and Pollenex product lines has provided the Company with the opportunity to combine the strengths of each of the sales organizations. The consolidated group can thus focus its combined efforts on the retail trade which provides the Company and its customers with efficiencies in distribution, warehousing, computer systems and sales and purchasing personnel. The Patton and Fasco acquisitions also provide the Company with a new class of customers, the industrial and electrical distributors.

   The approximate breakdown of the Company's domestic sales by class of customer is as follows:

                                                            Years ended June 30
                                                            -------------------
Class of Customer                                           1998   1997   1996
                                                            ----   ----   ----
Mass Merchant                                                48%    45%    47%
Hardware/Home Center                                         17     17     17
Department Store                                             10     11      9
Electrical and Industrial Distributor                         9      9     10
Drug Store, Warehouse Clubs and Other                        16     18     17
                                                            ----   ----   ----
                                                            100%   100%   100%
                                                            ====   ====   ====


   The Company reaches its customers through its sales organization which consists of a combination of in-house sales managers, field sales associates and independent manufacturers' representative firms.

   The Company's largest customer, Wal-Mart (including Sam's Wholesale Club), accounted for 26% of net sales in each of the three years ended June 30, 1998. The Company's next five largest customers in fiscal 1998 represented 21% of net sales. While the Company does not have long-term contractual relationships with any of its customers, it has been doing business with Wal-Mart and with its next five largest customers continuously for over ten years. The strategy of providing quality products at a promotional price is consistent with the marketing strategy of mass merchants who often use promotions in the small appliance department to create consumer traffic in their stores.

   The Company works closely with its retail customers in planning their marketing programs and promotions. The Company's advertising strategy is designed to supplement the marketing programs of its customers. Rather than stressing national advertising, the Company devotes more than 80% of its advertising budget to more cost-effective cooperative advertising with retailers, such as circulars and inserts. The cooperative advertising provides identification of the Company's various brand names together with the name of the retailer.

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

Manufacturing

   The Company's manufacturing plants, all of which are in the U.S, manufacture and assemble approximately 70% of the products it sells. The Company's remaining products are produced, to its specifications, primarily in China. The Company's plants are highly integrated and produce electric motors, injection molded plastic components, screw machine parts, stampings and stoneware.

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

   In July 1998, the company announced its plans to close its New Haven and Fayetteville manufacturing plants and to expand its current operations in Warrensburg and Sedalia, Missouri. The majority of the products currently manufactured in these facilities will be moved to the Company's Missouri plants while some production will be outsourced to overseas suppliers. Concentrating production in fewer facilities will increase efficiency by more closely aligning capacity with the seasonal nature of the Company's products, taking advantage of vertical integration in its Missouri plants and reducing the infrastructure associated with transportation of materials, production planning and other activities.

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

Competition

   The markets for the Company's products are mature and highly competitive. Competition is based upon price, access to retail shelf space, product enhancements, new product introductions, as well as marketing support and distribution systems. Several competitors, most notably, Black & Decker, Sunbeam/Oster, and Hamilton Beach/Proctor Silex, each generate annual sales of small electric household appliances which are higher than sales of the Company. Other significant competitors include Wayne Home Equipment, Masco, Nortek, Teledyne, Honeywell, Holmes, National Presto, Toastmaster, and West Bend. Smaller manufacturers compete with the Company on a limited product-offering basis. A few European manufacturers, such as Braun, Group SEB and Moulinex have established niches in the small electric household appliance market, particularly in the high-end department store trade. Additional competition arises as major retailers purchase directly from overseas suppliers, often using a private label branding strategy.

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

Regulation

   The Company is subject to federal, state and local regulations concerning the environment, occupational safety and health, and consumer product safety. The Company has not experienced significant difficulty in complying with such regulations and compliance has not had a material adverse effect on the Company's business. All of the Company's electric-powered products are listed by Underwriters Laboratories, Inc.("UL"), the Canadian Underwriters Laboratories, Inc.("CUL"), or similar organizations in other markets. UL and CUL are independent, not-for-profit corporations engaged in the testing of products for compliance with certain public safety standards.

Foreign Operations

   Approximately 12 percent of the Company's sales are generated by its international operations. Information regarding foreign operations is incorporated herein by reference from the information provided in Note 13 to Consolidated Financial Statements from the Company's Annual Report to Stockholders for the fiscal year ended June 30, 1998, page 34.

Employees

   The Company has approximately 2,100 full-time associates including 250 salaried personnel, except during August through November when employment will likely increase by approximately 15%. Approximately 320 hourly associates at the Flowood, Mississippi plant are represented by a labor organization under a collective bargaining agreement which expires in December 2001. The Company considers its labor relations to be excellent and has experienced no work stoppage or labor dispute during the past ten years.

Item 2. Properties

                           Owned/     Square
       Location            Leased      Feet            Present Use
-----------------------    ------    -------    ------------------------------
Kansas City, Missouri      leased     32,000    General Offices
Sedalia, Missouri          owned     157,000    Manufacturing and assembly
                           leased     67,000    Manufacturing and assembly
                           owned     216,000    Warehousing and distribution
Clinton, Missouri          owned     164,000    Manufacturing and assembly
                           owned     279,000    Warehousing and distribution
Sweet Springs, Missouri    owned     125,000    Manufacturing and service
                                                 return processing
Warrensburg, Missouri      leased     68,000    Manufacturing and assembly
Flowood, Mississippi       owned     142,000    Manufacturing
New Haven, Indiana*        owned     302,000    Manufacturing and distribution
Peru, Indiana*             owned     172,000    Warehousing
Fayetteville, North
 Carolina*                 owned     282,500    Manufacturing and assembly
                           owned      60,000    Warehousing and distribution
Mississauga, Ontario       leased     55,000    General office, warehousing
                                                and distribution


   The Warrensburg plant and 67,000 square feet of the Sedalia plant are occupied under long-term leases which give the Company the option to purchase the relevant property at a nominal cost. The general offices are occupied under a lease through 2005. The Mississauga facility is leased through July 2002.

* These facilities are scheduled to be closed during fiscal 1999 and the Company plans to sell the properties.

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

   Incorporated herein by reference from the information provided under the caption "Common Stock Price Range" in the Company's Annual Report to Stockholders for the fiscal year ended June 30, 1998, page 36.


Item 6. Selected financial data.

   Incorporated herein by reference from the Company's Annual Report to Stockholders for the fiscal year ended June 30, 1998, page 14.


Item 7. Management's discussion and analysis of financial condition and results of operations.

   Incorporated herein by reference from the Company's Annual Report to Stockholders for the fiscal year ended June 30, 1998, pages 15-21.


Item 7A. Quantitative and qualitative disclosure about market risk.

   Incorporated herein by reference from the Company's Annual Report to Stockholders for the fiscal year ended June 30, 1998, Note 1, pages 26 and 27.


Item 8. Financial statements and supplementary data.

   Incorporated herein by reference from the Company's Annual Report to Stockholders for the fiscal year ended June 30, 1998, pages 22-35.


Item 9. Changes in and disagreements with accountants on accounting and financial disclosure.

   None.

                                  PART III

Item 10. Directors and executive officers of the registrant.


Item 11. Executive compensation.


Item 12. Security ownership of certain beneficial owners and management.


Item 13. Certain relationships and related transactions.

   Information incorporated into Items 10, 11, 12 and 13 above by reference from the information included under the captions entitled "Nominees for Election," "Executive Officers," "Executive Compensation," and "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A with respect to its 1998 Annual Meeting of Stockholders.


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

                      THE RIVAL COMPANY AND SUBSIDIARIES

                  Index to Consolidated Financial Statements

                      and Financial Statement Schedules


                                    INDEX


                                                       Page Reference
                                                       --------------
                                                                 Annual Report
                                                                       to
                                                Form 10-K         Stockholders
                                                ---------         ------------

Independent Auditors' Report                                           35

Financial Statements:

  Consolidated Balance Sheets--June
   30,1998 and 1997                                                    22

  Consolidated Statements of Earnings--
   Years Ended June 30, 1998, 1997,
   and 1996                                                            23

  Consolidated Statements of Stockholders'
   Equity--Years Ended June 30, 1998,
   1997, and 1996                                                      24

  Consolidated Statements of Comprehensive
   Income - Years Ended June 30, 1998, 1997,
   and 1996                                                            24

  Consolidated Statements of Cash Flows--
   Years Ended June 30, 1998, 1997 and 1996                            25

  Notes to Consolidated Financial Statements                        26-34

Financial Statement Schedule:

  Independent Auditors' Report on
   Financial Statement Schedule
   and Consent                                     11

  Schedule II - Valuation and
   Qualifying Accounts                             12

<PAGE


                                                                   Exhibit 23










                   INDEPENDENT AUDITORS' REPORT ON FINANCIAL
                        STATEMENT SCHEDULE AND CONSENT



The Board of Directors
The Rival Company:


The audits referred to in our report dated August 3, 1998 included the related financial statement schedule for each of the years in the threeyear period ended June 30, 1998, included in the 1998 annual report on Form 10K. This financial statement schedule is the responsibility of The Rival Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits. In our opinion such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We consent to incorporation by reference in the registration statement (No. 3369392) on Form S8 of The Rival Company of the above report and our report dated August 3, 1998 relating to the consolidated balance sheets of The Rival Company and subsidiaries as of June 30, 1998 and 1997, and the related consolidated statements of earnings, stockholders' equity, comprehensive income and cash flows for each of the years in the threeyear period ended June 30, 1998, which report is incorporated by reference in the June 30, 1998 annual report on Form 10K of The Rival Company.






Kansas City, Missouri            /s/ KPMG Peat Marwick, LLP
September 1, 1998                --------------------------
                                 KPMG Peat Marwick, LLP

SCHEDULE II


                     THE RIVAL COMPANY AND SUBSIDIARIES
                                -------------

                      VALUATION AND QUALIFYING ACCOUNTS
                           (amounts in thousands)



                                 Additions    Additions
                    Beginning   Charged to       from     Deductions   Ending
                     Balance      Expense    Acquisitions     (A)      Balance
                     -------      -------    ------------     ---      -------

Allowance for collection
loss and discounts:

Year ended 6-30-98    $2,558       $915          $---       $1,515     $1,958

Year ended 6-30-97    $2,785       $986          $---       $1,213     $2,558

Year ended 6-30-96    $1,909       $463          $547       $  134     $2,785


(A): Write-off of accounts and changes in discount allowances.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   THE RIVAL COMPANY
   By /s/Thomas K. Manning
      --------------------
   Chief Executive Officer
   September 4, 1998

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

Signature                 Title                              Date
---------                 -----                              -----

/s/Thomas K. Manning      Chairman of the Board of           September 4, 1998
   -----------------        Directors, Chief Executive
   Thomas K. Manning        Officer
                            (Principal Executive Officer)

/s/William L. Yager       President, Chief Operating         September 4, 1998
   ----------------         Officer and Director
   William L. Yager

/s/Mark Meierhoffer       Senior Vice President,             September 4, 1998
   ----------------         Chief Financial Officer
   Mark Meierhoffer         (Principal Accounting and
                            Financial Officer)

/s/Darrel M. Sanders      Senior Vice President              September 4, 1998
   -----------------        Operations and Director
   Darrel M. Sanders

/s/Jack J. Culberg        Director                           September 4, 1998
   ---------------
   Jack J. Culberg

/s/Todd Goodwin           Director                           September 4, 1998
   ------------
   Todd Goodwin

/s/John E. Grimm, III     Director                           September 4, 1998
   ------------------
   John E. Grimm, III

/s/Lanny R. Julian        Director                           September 4, 1998
   ---------------
   Lanny R. Julian

/s/Noel Thomas Patton     Director                           September 4, 1998
   ------------------
   Noel Thomas Patton

/s/Beatrice B. Smith      Director                           September 4, 1998
   -----------------
   Beatrice B. Smith

                                INDEX TO EXHIBITS

                                                                  Sequentially
Exhibit                                                             Numbered
Number                          Exhibit                               Page


2  (a)    Agreement of Sale, dated September 11, 1992 between
          the Rival Company and the Marley Company, relative to
          the acquisition by the Company of specified assets of
          Simer Pump (incorporated by reference to Exhibit 2 to Registrant's Form 8-K dated as of September 15, 1992).
   (b) Purchase Agreement by and between The Rival Company and Pollenex Corporation dated April 30, 1993 (incorporated by reference to Exhibit 1 to Registrant's Form 8-K dated
          as of April 30, 1993).
   (c)    Purchase Agreement by and among Rival Acquisition Company,
          The Rival Company and Patton Electric Company, Inc.,
          Giant Lion Trading, Ltd. and Noel Thomas Patton and Eve
          M. Patton dated April 21, 1995 (incorporated by reference
          to Exhibit 1 to Registrant's Form 8-K dated as of April
          21, 1995).
   (d)    Stock Purchase Agreement between H.S. Investments, Inc.
          as seller, and The Rival Company, as buyer as of December
          29, 1995 (incorporated by reference to Exhibit 2 to Form
          8-K dated as of January 2, 1996).
   (e) Offer to purchase all of the Common Shares of Bionaire Inc. (Offering Circular) dated March 5, 1995 (incorporated by reference to Exhibit 1 to Form 8-K dated as of April 2, 1996).
3  (a)    Restated Certificate of Incorporation of The Rival Company,
          a Delaware corporation (the "Company") (incorporated by reference to Exhibit 3(a) to Registrant's Form 10-K for the year ended June 30, 1992).
   (b) Bylaws of the Company (incorporated by reference to Exhibit 3(b) to Registrant's Form 10-Q for the quarter ended
          March 31, 1997).
4  (a)    Form of Certificate representing shares of Common Stock,
          par value $.01 per share (incorporated by reference to Exhibit 4(a) to Registrant's Registration Statement on
          Form S-1, Registration Number 33-46794 dated June 2, 1992 ("Registrant's S-1")).
   (b) Form of Certificate of Ownership and Merger of The Rival Company into Rival Manufacturing Company (incorporated by reference to Registrant's S-1).
10 (a)    Note Purchase Agreement for $50,000,000 Senior Unsecured
          Notes dated as of July 23, 1993 between the Company and the Purchasers listed therein (incorporated by reference to Registrant's Form 10-K for the year ended June 30, 1993).
   (b)    Note Purchase Agreement for $50,000,000 Senior Unsecured
          Notes dated as of April 15, 1996 between the Company and The Purchasers listed therein (incorporated by reference to Registrant's Form 10-Q for the quarter ended March 31, 1996).
   (c)    Credit Agreement for a $75,000,000 Revolving Credit
          Facility dated as of April 15, 1996 between the Company, the banks listed therein and, NationsBank of Texas, N.A.
          as agent (incorporated by reference to Registrant's Form
          10-Q for the quarter ending March 31, 1996).
   (d) ** The Company's 1986 Stock Option Plan, as amended and restated (incorporated by reference to Exhibit 10(a) to Registrant's S-1).
   (e) ** The Company's 1994 Stock Option Plan (incorporated by reference to Exhibit A to Registrant's Proxy Statement, dated September 23, 1994 for its 1994 Annual Meeting of Shareholders).
   (f) ** Rival Secular Trust Agreement (incorporated by reference to Exhibit 10(e) to Registrant's S-1).

   (g) ** Employment Agreements, dated as of February 1, 1989 between the Company and Thomas K. Manning, Darrel
          Sanders and William L. Yager (incorporated by reference
          to Registrant's Form 10-K for the year ended June 30, 1993).
   (h) *  Description of The Rival Company, Management Incentive
          Compensation Plan.
   (i) ** Employment Agreement dated as of December 1, 1996 between the Company and W. Mark Meierhoffer (incorporated by reference to Registrant's Form 10-K for the year ended
          June 30, 1997).
11     *  Statement regarding computation of earnings per share of the Company.
13     *  Annual Report to Stockholders for fiscal year ended
          June 30, 1998 (except for those pages which are specifically incorporated herein by reference, the Company's Annual Report is not to be deemed filed as part of this report.)
21     *  List of subsidiaries of the Company.
23     *  Independent auditors' consent

--------------------------

       *  Filed herewith

       ** Management contract or compensation plan arrangement required to be filed as an exhibit pursuant to Item14(c) of Form 10-K.

--------------------------


The above exhibits may be obtained by Shareholders upon written request to the Office of the Secretary, 800 E. 101st Terrace, Kansas City, Missouri 64131.