Form 10-Q
period 1998-09-30
RIVAL CO
filed 1998-11-02
CIK 860194

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                                   FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998.

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _________________

Commission file number 0-20274
                       -------


                               THE RIVAL COMPANY
-------------------------------------------------------------------------------
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

          As of September 30, 1998, the registrant had 9,293,477 shares of common stock, par value $.01 per share, outstanding.

                               THE RIVAL COMPANY
                                   FORM 10-Q
                       QUARTER ENDED SEPTEMBER 30, 1998


                                     INDEX

PART I. - FINANCIAL INFORMATION                                            Page

ITEM 1.   Financial Statements

     (1)  Condensed Consolidated Financial Statements (unaudited):

          Condensed Consolidated Balance Sheets as of
          September 30, 1998, September 30, 1997, and
          June 30, 1998.                                                    3

          Condensed Consolidated Statements of Operations
          for the three months ended September 30, 1998 and
          September 30, 1997.                                               4

          Condensed Consolidated Statements of Cash Flows for
          the three months ended September 30, 1998 and
          September 30, 1997.                                               5

     (2)  Notes to Condensed Consolidated Financial Statements              6

ITEM 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.                              8

PART II. - OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K                                 10

                        PART I - FINANCIAL INFORMATION

                      THE RIVAL COMPANY AND SUBSIDIARIES
                            -----------------------
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 September 30, 1998 and 1997 and June 30, 1998
                            (amounts in thousands)
                                  (unaudited)

                                                  09/30/98       09/30/97        06/30/98
                                                  --------       --------        --------
ASSETS
  Current assets:
     Cash                                         $  1,209       $    476        $    309
     Accounts receivable                            73,837         85,696          75,106
     Inventories                                   113,008        118,106         101,714
     Deferred income taxes                           2,361          2,584           2,379
     Prepaid expenses                                2,044          2,097           1,376
                                                  --------       --------        --------
       Total current assets                        192,459        208,959         180,884

  Property, plant and equipment, net                37,606         47,008          46,045
  Goodwill                                          59,859         61,688          60,418
  Other assets                                      10,004          5,301           4,767
                                                  --------       --------        --------
                                                  $299,928       $322,956        $292,114
                                                  ========       ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
     Notes payable to banks                       $ 66,335       $ 78,175        $ 58,200
     Current portion of long-term debt               6,000          4,000           6,000
     Trade accounts payable                         19,823         20,758          15,056
     Income taxes payable                               --          3,497             403
     Other payables and accrued expenses            13,894         13,992          11,618
                                                  --------       --------        --------
       Total current liabilities                   106,052        120,422          91,277

  Long-term debt, less current portion              78,000         84,000          78,000
  Deferred income taxes and other liabilities        5,085          5,009           6,222

  Stockholders' equity:
     Common stock                                       98             98              98
     Paid-in capital                                45,972         45,656          45,971
     Retained earnings                              71,978         72,865          76,463
     Treasury stock, at cost                        (6,952)        (4,438)         (5,608)
     Foreign currency translation adjustments         (305)          (656)           (309)
                                                  --------       --------        --------
       Total stockholders' equity                  110,791        113,525         116,615
                                                  --------       --------        --------
                                                  $299,928       $322,956        $292,114
                                                  ========       ========        ========

See accompanying notes to condensed consolidated financial statements.

                       THE RIVAL COMPANY AND SUBSIDIARIES
                           --------------------------
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          Three months ended September 30, 1998 and September 30, 1997
                (amounts in thousands, except per share amounts)
                                  (unaudited)

                                                Three months ended
                                               ---------------------
                                                09/30/98    09/30/97
                                               ---------   ---------
Net sales                                      $  80,052   $  96,697

Cost of sales                                     59,577      71,119
Cost of Sales, plant restructuring                 2,833          --
                                               ---------   ---------
Total Cost of sales                               62,410      71,119
                                               ---------   ---------

Gross profit                                      17,642      25,578

Selling expenses                                  12,166      12,999
General and administrative expenses                2,942       3,255
Plant restructuring expenses                       4,887          --
Amortization of goodwill and
  other intangibles                                  685         779
                                               ---------   ---------

Operating income (loss)                           (3,038)      8,545

Interest expense                                   2,484       2,587
Miscellaneous, net                                   345           3
                                               ---------   ---------

Earnings (loss) before income taxes               (5,867)      5,955
Income tax expense (benefit)                      (2,033)      2,229
                                               ---------   ---------

Net earnings (loss)                            $  (3,834)  $   3,726
                                               =========   =========

Weighted average common shares outstanding         9,348       9,449
                                               =========   =========

Net earnings (loss) per share (Basic EPS)      $   (0.41)  $    0.39
                                               =========   =========

Weighted average common and
  common equivalent shares
  outstanding                                      9,348       9,663
                                               =========   =========

Net earnings (loss) per share (Diluted EPS)    $   (0.41)  $    0.39
                                               =========   =========

    See accompanying notes to condensed consolidated financial statements.

                      THE RIVAL COMPANY AND SUBSIDIARIES
                           ------------------------
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         Three months ended September 30, 1998 and September 30, 1997
                            (amounts in thousands)
                                  (unaudited)

                                                 Three months ended
                                                ---------------------
                                                 09/30/98    09/30/97
                                                ---------   ---------
Cash flows from operating activities:
 Net earnings (loss)                            $  (3,834)  $   3,726
 Adjustments to reconcile net earnings to
   net cash used by operating activities:
  Depreciation and amortization                     2,934       2,679
  Non-cash restructuring changes                    6,717          --
  Deferred taxes                                   (1,182)         --
  Other                                               303          78
  Changes in assets and liabilities:
   Accounts receivable                              1,052     (11,033)
   Inventories                                    (13,232)    (12,819)
   Prepaid expenses                                  (668)       (722)
   Accounts payable and accruals                    5,264       5,772
   Income taxes payable                              (403)      2,266
                                                ---------   ---------

    Net cash used by operating activities          (3,049)    (10,053)
                                                ---------   ---------

Cash flows from investing activities:
 Capital expenditures                              (1,813)     (2,189)
 Other                                               (351)         (9)
                                                ---------   ---------
    Net cash used by investing activities          (2,164)     (2,198)
                                                ---------   ---------

Cash flows from financing activities:
 Net borrowings under
  working capital loans                             8,135      13,100
 Dividends paid                                      (651)       (567)
 Treasury stock repurchases                        (1,344)         --
 Other                                                (27)         --
                                                ---------   ---------
    Net cash provided by
     financing activities                           6,113      12,533
                                                ---------   ---------

Net increase in cash                                  900         282
                                                ---------   ---------
Cash at beginning of period                           309         194
                                                ---------   ---------

Cash at end of period                           $   1,209   $     476
                                                =========   =========

    See accompanying notes to condensed consolidated financial statements.

                      THE RIVAL COMPANY AND SUBSIDIARIES
                            -----------------------
             Notes to Condensed Consolidated Financial Statements
         Three Months Ended September 30, 1998 and September 30, 1997

Note 1
------

In the opinion of Management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position of the Company as of September 30, 1998 and 1997 and the results of its operations and its cash flows for the three months ended September 30, 1998 and 1997. The June 30, 1998, condensed consolidated balance sheet has been derived from the audited consolidated financial statements as of that date. These financial statements have been prepared in accordance with the instructions to Form 10-Q. To the extent that information and footnotes required by generally accepted accounting principles for complete financial statements are contained in or consistent with the audited consolidated financial statements incorporated by reference in the Company's Form 10-K for the year ended June 30, 1998, such information and footnotes have not been duplicated herein.

Note 2 Seasonality
------------------

The results of operations for the three months ended September 30, are not indicative of the results to be expected for the full year due to the seasonal nature of the Company's operations.

Note 3 Inventories
------------------

The following is a summary of inventories at September 30, 1998 and 1997 and June 30, 1998 (in thousands):

                         Sept. 30, 1998   Sept. 30, 1997   June 30, 1998
                         --------------   --------------   -------------
  Raw materials and
    work in progress        $ 38,804         $ 51,402         $ 40,518
  Finished goods              80,294           72,369           67,061
                            --------         --------         --------
                             119,098          123,771          107,579
  Less LIFO allowance         (6,090)          (5,665)          (5,865)
                            --------         --------         --------

                            $113,008         $118,106         $101,714
                            ========         ========         ========

Note 4 Business Segments
------------------------

     The Rival Company manages its operations through four business units: kitchen electrics and personal care (kitchen electrics), home environment, industrial and building supply (industrial) and international. The kitchen electrics business unit sells products including Crock-Pot(R) slow cookers, toasters, ice cream freezers, can openers and massagers to retailers throughout the U.S. The home environment business unit sells products including fans, air purifiers, humidifiers, showerheads, electric space heaters, and utility pumps to retailers throughout the U.S. The industrial group sells products including industrial fans and drum blowers, household ventilation, ceiling fans, door chimes and electric heaters to electrical and industrial wholesale distributors throughout the U.S. The international business unit sells the Company's products outside the U.S.

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

     Summary financial information for each reportable segment, together with non-business unit results consisting of sales directly to consumers, for the three month periods ended September 30, 1998 and 1997 is as follows (in thousands):

September               Kitchen      Home
1998                   Electrics  Environment  Industrial  International  Other    Total
-----------------------------------------------------------------------------------------
Net sales                $41,754      $20,016      $8,822        $ 8,082  $1,378  $80,052
Gross profit              11,475        4,112       2,148          1,976     764   20,475
Selling expenses           5,162        2,972       1,982          1,417     633   12,166
Contribution margin        6,313        1,140         166            559     131    8,309


September               Kitchen      Home
1997                   Electrics  Environment  Industrial  International  Other    Total
-----------------------------------------------------------------------------------------
Net sales                $49,601      $26,366      $9,076        $10,320  $1,334  $96,697
Gross profit              13,955        5,598       2,426          2,840     759   25,578
Selling  expenses          5,714        3,076       2,143          1,683     383   12,999
Contribution margin        8,241        2,522         283          1,157     376   12,579

Gross profit differs from that reported in the accompanying condensed consolidated statement of operations as the cost of sales related to plant restructuring has not been allocated to any reportable segment.

Note 5  Comprehensive Income
----------------------------

In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" which establishes rules for the reporting of comprehensive income and its components. Comprehensive income consists of net income and foreign currency translation adjustments as presented in the following table. The adoption of Statement No. 130 had no impact on total stockholders' equity.

                                              Three months ended
                                             --------------------
                                             09/20/98    09/30/97
                                             --------    --------
Net earnings (loss)                          $(3,834)     $3,726
Foreign currency translation adjustments           4         (24)
                                             -------      ------
Total comprehensive income (loss)            $(3,830)     $3,702
                                             =======      ======

Note 6  Treasury Stock Purchases
--------------------------------

During the quarter ended September 1998, the Company repurchased 105,400 shares of its common stock at an average price of $12.75 per share. The purchases were financed through borrowings under the Company's revolving credit agreement.

Note 7  Net Earnings Per Share
------------------------------

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" which revises the calculation and presentation provisions of Accounting Principles Board Opinion 15 ("APB 15") and related interpretations. Statement No. 128 has been adopted in the accompanying financial statements with retroactive application. Basic earnings per share excludes dilution and is computed by dividing net earnings by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted earnings per share is computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding. Common stock options, which are common stock equivalents, have a dilutive effect on earnings per share in the September 1997 quarter and are therefore included in the computation of diluted earnings per share for such period. Diluted earnings per share in the accompanying statement of operations is identical to the primary earnings per share previously presented in accordance with APB 15. For the September 1998 quarter, common stock options are anti-dilutive and are excluded from the calculation of diluted earnings per share.

Note 8  Restructuring Charges
-----------------------------

The Company recorded restructuring charges during the September 1998 quarter totaling $7.7 million pretax ($4.7 million after tax) related to the previously announced closing of two manufacturing plants and three distribution centers. The charges include $2.8 million in cost of sales to recognize the cost of components in excess of their salvage value on products being transferred to overseas manufacturers together with inefficiencies resulting from the announcement at plants scheduled for closure. The balance of the $7.7 million charge represents the estimated loss on disposal of properties together with severance and other costs. The Company expects to incur approximately $1.3 million in additional restructuring charges during the balance of fiscal 1999 related to ongoing plant inefficiencies and costs of moving equipment and inventories to its other facilities.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net sales were $80.1 million in the quarter ended September 30, 1998 compared to $96.7 million in the prior year. The sales decline affected most of the Company's major lines of business. Kitchen electrics posted a 16% decline from $49.6 million to $41.8 million. Sales to retailers are not consistent with retail point of sale information received from our major retail customers indicating that at least a substantial portion of the sales decline relates to shrinking retail inventories. Home environment sales declined $6.4 million (24%). Much of this decline was in the Bionaire air cleaners and humidifiers. Major customers are shifting their assortments to newly introduced products that will be available for shipment during October and November. The international business unit had significant sales gains during fiscal 1998, however, sales declined during the September 1998 quarter by $2.2 million (22%) largely as a result of currency devaluations in key Latin American markets.

Gross profit before restructuring costs was $20.5 million (25.6% of sales) compared to $25.6 million (26.5% of sales) in the prior year. This 0.9% decline in gross profit as a percent of sales was the result of various factors including competition in space heaters, lower profitability in Canada due to the weak currency and increased shipping costs from Asia. These factors offset improvements that have been achieved in other categories including can openers and air cleaners. After the restructuring costs, gross profit was $17.6 million (22.0% of sales).

Selling expenses were $12.2 million (15.2% of sales) for the current quarter compared to $13.0 million (13.4% of sales) in the prior year. The higher selling expenses as a percentage of sales was primarily due to spreading fixed costs over the smaller sales base. Commission expense increased as a percentage of sales due to a higher percentage of total sales made through independent sale representatives. General and administrative expenses decreased nearly 10% to $2.9 million due to a decline in legal expenses.

Interest expense declined from $2.6 million to $2.5 million due to a $4 million payment on long term debt and lower borrowings on the revolving credit agreement. Other non-operating expense of $0.3 million primarily represents losses from foreign currency exchange relative to the Canadian dollar and the Mexican peso.

Net loss for the quarter was $3.8 million ($0.41 per share) compared to net earnings of $3.7 million ($0.39 per share) in the prior year. Excluding the $4.7 million after tax cost of the restructuring, earnings for the September 1998 quarter were $0.9 million ($0.10 per share).

Liquidity and Capital Resources

As of September 30, 1998 the Company had $84 million in long term debt (including $6 million current portion) and $100 million in revolving loan commitments. Revolving credit loans outstanding were $66.3 million as of such date. The long-term debt requires periodic principal payments including $6.0 million in January 1999 and $7.0 million in January 2000 and has a final maturity in 2008. The revolving credit facilities include a $75 million U.S. bank line, which expires in March 2000, and a Canadian facility for the Canadian dollar equivalent of U.S. $10.0 million. The Company also has a $15 million seasonal bank line, which expires on December 31, 1998. The U.S. revolving credit facility currently bears interest at a floating rate of LIBOR plus .75%.

During the three months ended September 30, 1998, the Company used $3.0 million of cash for operating activities. The Company historically requires a significant amount of cash each fall to fund its build-up in inventories and accounts receivable during its peak-selling season. The Company also repurchased 105,400 shares of its common stock for $1.3 million during the September 1998 quarter. These cash requirements are funded through borrowings on the working capital line.

The Company plans to make capital expenditures of approximately $12.0 million to $14.0 million during fiscal 1999 including expansion of its Missouri facilities as part of the plant restructuring. Management believes that cash generated from operations and its bank credit facilities will be sufficient to meet its cash requirements for the foreseeable future.

Computer Systems and the Year 2000

During the past several years, the Company has replaced all of its significant computer software applications as part of normal system upgrades. All of the new systems are, according to the software vendors, year 2000 compliant (i.e. support proper processing of transactions relating to the year 2000 and beyond). The Company has created a task force to test all of its significant software and to determine whether embedded technology, such as microcontrollers, contained in its machinery and equipment is Year 2000 compliant. In addition, the task force will review the Year 2000 compliance of its key suppliers and service providers in an effort to reduce the potential adverse effect on its operations from non-compliance by such parties. The task force is currently expected to complete its review by June 30, 1999. As systems are tested, the Company intends to develop contingency plans for systems that exhibit possible Year 2000 problems. The cost of the task force's activities is not expected to be significant.


Forward Looking Information

This form 10-Q contains "forward-looking statements" about business operations, financial performance and market conditions. Such statements are subject to certain risks, uncertainties and other factors that can affect the Company's businesses and cause actual results to differ materially from those contained in any forward-looking statement. The additional restructuring charges expected during the balance of fiscal 1999 are estimates of management based upon information currently available. Due to a number of risks and uncertainties involved in completing the restructuring, actual restructuring charges may be materially different from those currently anticipated.


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

                                         THE RIVAL COMPANY


Dated: October 30, 1998                  By: /s/ William L. Yager
                                             ------------------------
                                             William L. Yager
                                             President and Chief
                                             Operating Officer
                                             (Duly Authorized Officer)